Form 10-Q
period 1995-04-01
IKOS SYSTEMS INC
filed 1995-05-10
CIK 756365

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------



                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended April 1, 1995 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

COMMISSION FILE NUMBER 0-18623


                          ---------------------------


                              IKOS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         77-0100318
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)


  19050 PRUNERIDGE AVE., CUPERTINO, CA                            95014
(Address of principal executive offices)                       (zip code)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK $.01 PAR VALUE
   ---------------------------                          5,527,000
        (Title of Class)                   (Outstanding as of April 1, 1995)


===============================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED APRIL 1, 1995


                                     INDEX
                                     -----


Part I:  Financial Information

         Item 1: Financial Statements

                                                                            PAGE
                 Consolidated Balance Sheets at
                   April 1, 1995 and October 1, 1994......................    3

                 Consolidated Statements of Operations
                   for the three months ended
                   April 1, 1995 and April 2, 1994........................    4

                 Consolidated Statement of Cash Flows
                   for the three months ended
                   April 1, 1995 and April 2, 1994........................    5

                 Notes to Consolidated Financial Statements...............    6

         Item 2: Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.......    8


Part II: Other Information

         Item 4: Submission of Matters to Date............................   10

         Item 6: Exhibits and Reports on Form 8-K.........................   11

         Signatures.......................................................   14

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     April 1,     October 1,
                                                                       1995          1994
                                                                    -----------   -----------
                                                                    (Unaudited)    (Audited)
                    ASSETS
  Current assets:
    Cash and cash equivalents....................................     $  2,960      $  3,422
    Short-term investments.......................................          574           560
    Accounts receivable (net of allowance for
      doubtful accounts of $122).................................        6,803         4,884
    Inventories..................................................        1,159         1,050
    Prepaid expenses and other current assets....................          260           222
                                                                      --------      --------

    Total current assets.........................................       11,756        10,138
  Equipment and leasehold improvements:
    Office and evaluation equipment..............................        2,613         2,576
    Machinery and equipment......................................        4,727         4,664
    Leasehold improvements.......................................          267           267
                                                                      --------      --------
                                                                         7,607         7,507
    Less allowances for depreciation and amortization............       (6,100)       (5,859)
                                                                      --------      --------
                                                                         1,507         1,648

  Other assets...................................................          184           343
                                                                      --------      --------
                                                                      $ 13,447      $ 12,129
                                                                      ========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.............................................     $  2,192      $  1,909
    Accrued payroll and related expenses.........................          799           786
    Accrued commissions..........................................          322           650
    Deferred maintenance revenues................................        2,416         1,979
    Other accrued liabilities....................................          295           373
    Current portion of long-term debt............................          918           591
                                                                      --------      --------

    Total current liabilities....................................        6,942         6,288
  Long-term debt, less current portion...........................        1,574         2,151
  Accrued rent...................................................          232           214

  Stockholders' equity:
    Preferred stock, $.01 par value; 10,000 shares authorized,
      none issued or outstanding.................................           --            --
    Common stock, $.01 par value; 25,000 shares authorized,
      5,527 and 5,504 issued and outstanding, respectively.......           55            55
  Additional paid-in capital.....................................       26,020        25,960
    Accumulated deficit..........................................      (21,376)      (22,539)
                                                                      --------      --------

     Total stockholders' equity..................................        4,699         3,476
                                                                      --------      --------
                                                                      $ 13,447      $ 12,129
                                                                      ========      ========

                See notes to consolidated financial statements

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended       Six Months Ended
                                              ---------------------   ---------------------
                                              April 1,    April 2,    April 1,    April 2,
                                                1995        1994        1995        1994
                                              ---------   ---------   ---------   ---------
Net revenues
  Product..................................     $5,504      $4,366     $10,534     $ 8,326
  Maintenance..............................      1,176         943       2,254       1,779
                                                ------      ------     -------     -------
       Total net revenues..................      6,680       5,309      12,788      10,105
                                                ------      ------     -------     -------

Cost of revenues
  Product..................................      1,447       1,242       2,761       2,436
  Maintenance..............................        216         239         546         405
                                                ------      ------     -------     -------
       Total cost of revenues..............      1,663       1,481       3,307       2,841
                                                ------      ------     -------     -------

  Gross profit.............................      5,017       3,828       9,481       7,264

Operating expenses:
  Research and development.................      1,035         984       1,954       1,952
  Sales and marketing......................      2,686       2,301       5,268       4,352
  General and administrative...............        551         401       1,034         780
                                                ------      ------     -------     -------

       Total operating expenses............      4,272       3,686       8,256       7,084
                                                ------      ------     -------     -------

Income from operations.....................        745         142       1,225         180
                                                ------      ------     -------     -------

Other income (expense):
  Interest income..........................         26          14          49          28
  Interest expense.........................        (25)        (11)        (63)        (11)
  Other income.............................         29          29          58          58
                                                ------      ------     -------     -------

       Total other income..................         30          32          44          75
                                                ------      ------     -------     -------

Income before provision for income taxes...        775         174       1,269         255

Provision for income taxes.................         60          --         106          --
                                                ------      ------     -------     -------

       Net income..........................     $  715      $  174     $ 1,163     $   255
                                                ======      ======     =======     =======

Net income per share.......................     $ 0.12      $ 0.03     $  0.20     $  0.04
                                                ======      ======     =======     =======

Common and common equivalent shares
  used in computing per share amounts......      6,011       5,697       5,897       5,682
                                                ======      ======     =======     =======

                See notes to consolidated financial statements

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                       Six Months Ended
                                                                -----------------------------
                                                                April 1,             April 2,
                                                                  1995                 1994
                                                                ---------            --------
Operating activities:
  Net income.................................................    $ 1,163             $   255
  Adjustment to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization............................        684               1,097
    Loss on retirement of equipment..........................          2                   6
    Deferred rent............................................         18                   1
    License delivery and technology transfer in
      exchange for debt obligation...........................         --                (324)
  Changes in operating assets and liabilities:
    Accounts receivable......................................     (1,919)             (1,440)
    Inventories..............................................        (65)                 74
    Prepaid expenses and other assets........................        (38)               (254)
    Other assets.............................................        (12)                 (1)
    Accounts payable.........................................        283              (1,243)
    Accrued payroll and other expenses.......................         13                  70
    Accrued commissions......................................       (328)                (21)
    Deferred maintenance revenues............................        437                 186
    Income taxes payable.....................................        (20)                 (3)
    Other accrued liabilities................................        (58)                (50)
                                                                 -------             -------
      Net cash provided by (used in) operating activities....        160              (1,647)
Investing activities:
  Purchases of equipment and leasehold improvements..........       (418)               (454)
  Purchase of short-term investments.........................        (14)                (10)
                                                                 -------             -------

      Net cash used in investing activities..................       (432)               (464)
Financing activities:
  Principal payments on line of credit
      and long-term borrowings...............................       (250)               (525)
  Promissory note............................................         --                 750
  Sale of common stock.......................................         60                  50
                                                                 -------             -------

       Net cash provided by (used in) financing activities...       (190)                275
                                                                 -------             -------

Decrease in cash and cash equivalents........................       (462)             (1,836)
Cash and cash equivalents at beginning of period.............      3,422               2,867
                                                                 -------             -------

Cash and cash equivalents at end of period...................    $ 2,960             $ 1,031
                                                                 =======             =======


                 See notes to consolidated financial Statements

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

    The accompanying consolidated financial statements for the three months ended April 1, 1995, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 1, 1994 included in the Form 10-K as filed with the Securities and Exchange Commission on December 28, 1994. The interim financial information is unaudited, but reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three month period ended April 1, 1995 are not necessarily indicative of results expected for the full year.

2.  Short-Term Investments

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings.

    The Company adopted FAS 115 on October 2, 1994 and all debt securities are classified as held-to-maturity. The adoption of FAS 115 had no material impact on the Company's financial position or its operating results during fiscal 1995.

3.  Revenue Recognition

    Product revenues, which include licensing and software revenues, are generally recognized on shipment provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor and post-support obligations are accrued upon shipment. Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months.

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                          April 1,   October 1,
                                            1995        1994
                                          --------   ----------

                     Purchase parts         $  248       $  259
                     Work-in-process           633          502
                     Finished goods            278          289
                                            ------       ------

                     Total inventory        $1,159       $1,050
                                            ======       ======

5.  Net Income Per Share

    Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options have been included in the computation when dilutitive.

6.  Stock Split

    On October 20, 1994 the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of Common Stock of the Company. This reverse stock split did not alter the number of authorized shares of the Company's stock or any other provision of the Company's Certificate of Incorporation and was approved by the Stockholders of the Company on January 26, 1995 at the Company's 1995 Annual meeting. The reverse stock split effects a conversion of each two outstanding shares of Common Stock held of record as of the close of business on April 21, 1995 into one share of Common Stock. The reverse stock split was effected on April 24, 1995 and has been presented retroactively within these financial statements.

    On a pre-split basis the earnings would have been as follows:

                                              Three Months Ended     Six Months Ended
                                              -------------------   -------------------
                                              April 1,   April 2,   April 1,   April 2,
                                                1995       1994       1995       1994
                                              --------   --------   --------   --------

    Net income per share...................    $  0.06    $  0.02    $  0.10    $  0.02
                                               -------    -------    -------    -------

    Common and common equivalent shares
     used in computing per share amounts...     12,021     11,394     11,793     11,363
                                               -------    -------    -------    -------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

Second quarter revenue totaled $6.7 million, an increase of 26% over the same quarter in fiscal 1994. For the six month period revenue totaled $12.8 million, an increase of 27% over the same period in fiscal 1994. The reasons for the increase were increased sales of the Voyager product line plus some initial sales of the new Gemini product line. The new Gemini software product allows the Company's hardware accelerator (NSim) to accelerate simulations in a mixed level verilog environment. Excluding maintenance, the Voyager and Gemini product lines contributed approximately 90% of product revenues in both the three and six month period ending April 1, 1995 compared to approximately 54% and 60% for the same periods in fiscal 1994.

International sales remained strong, accounting for 32% of total revenue for both the first half and the second fiscal quarter of 1995 compared to 23% and 24% for the same periods in fiscal 1994. International sales are expected to continue to improve as a percentage of total sales by year end.

GROSS PROFIT MARGINS

Gross profit margins improved to 74% of revenue in the first half of fiscal 1995 and 75% of revenue in the second quarter of fiscal 1995, compared to 72% for the same periods in fiscal 1994. The increase was primarily the result of a change in the product mix to more sales of the Voyager product line and to a lessor extent the amortization of fixed manufacturing costs over a broader revenue base.

Gross profit margins are expected to remain approximately unchanged in subsequent quarters.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the second quarter of fiscal 1995 totaled $1,035,000, compared to $984,000 for the same period in fiscal 1994. This increase was the result of higher consulting fees. The expenses in the first half of fiscal 1995 were $1,954,000 and were essentially unchanged from the same period in fiscal 1994.

Research and development expenses are expected to increase throughout fiscal 1995 primarily due to increased headcount and associated recruiting expenses. Headcount is expected to increase as the Company continues to improve and expand on the features of the Voyager product line.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $385,000 to $2,686,000 for the second fiscal quarter of 1995 and increased by $916,000 to $5,268,000 for the first half of fiscal 1995, when compared to the same periods in fiscal 1994. These increases were primarily the result of increased expenses for the international operations. Sales and marketing expenses are expected to increase in absolute dollars over the course of the fiscal year reflecting increased headcount, commission expense and marketing expense. Sales and marketing expenses as a percentage of total revenues, however, are expected to remain approximately unchanged.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $551,000 in the second quarter of fiscal 1995 and $1,034,000 for the first half of fiscal 1995. This compares to $401,000 and $780,000 for the same periods in fiscal 1994. These increases were due to several factors including additional headcount, increased investor relations expense, profit sharing, and increased coverage for director's and officer's insurance. General and administrative expenses are expected to increase slightly in absolute dollars throughout the remainder of fiscal 1995.

INCOME TAXES

The provision for income taxes consists primarily of federal alternative minimum tax, state taxes and Japanese withholding taxes. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 1995, the Company had $3,534,000 in cash, cash equivalents and short term investments which compares to $3,982,000 as of October 1, 1994. This decrease was mainly due to the increases in accounts receivables due to higher sales, purchases of equipment and payment of long term debt.

The Company's primary unused sources of funds at April 1, 1995, consisted of $3,534,000 of cash, cash equivalents and short term investments. The Company expects capital expenditures to increase from first half levels for the remainder of the year as the expected headcount additions will require additional workstations. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

                          PART II.  OTHER INFORMATION


ITEMS 1-3.  Not applicable.

ITEM 4.     Submission of Matters to Date.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on January 26, 1995. The following matters were submitted to a vote of stockholders:

a. Election of Directors (all terms expire as of the date of the 1996 annual meeting):

            Nominee                             In Favor      Withheld
            -------                            ---------      --------
             Gerald S. Casilli                 9,591,788        9,196
             William B. Fazakerly              9,591,788        9,196
             Lutz P. Henckels                  9,593,979        7,005
             Ramon A. Nunez                    9,592,779        8,205
             Glenn E. Penisten                 9,593,979        7,005
             James R. Oyler                    9,593,979        7,005

b. To approve an amendment to the Company's Certificate of Incorporation to provide for a 2:1 reverse stock split:

            In Favor          Opposed          Withheld
            --------          -------          --------
           9,315,565          259,527           25,892

c. To ratify the appointment of Ernst & Young as the independent auditors of the Company for the fiscal year ending September 30, 1995:

            In Favor          Opposed          Withheld
            --------          -------          --------
           9,578,528           3,078            19,378

ITEM 5.     Not Applicable

ITEM 6.     Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS

Exh. No.                  Documentation Description                         Page
- --------                  -------------------------                         ----
 4.1      Amended and Restated Registration Rights Agreement between the
          Company and certain investors dated April 3, 1990. (Incorporated by reference to Exhibit 4.2 of the Company's registration
          statement on Form S-1 effective July 25, 1990).

 4.2 Rights agreement dated as of January 27, 1992. (Incorporated by reference to Exhibit (C)1, in the Company's current report on Form 8-K filed February 10, 1992.)

10.1      Lease Agreement for the Company's principal facility dated
          March 20, 1992, between Ames Avenue Associates and the Company, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's annual report on 10-K for the year ending September 26, 1992.)

10.2 Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.3      Amended and Restated Non-Qualified Stock Option Agreement dated
          August 17, 1989, between the Company and Mr. Casilli.
          (Incorporated by reference to Exhibit 10.7 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.4      Amended and Restated Non-Qualified Stock Option Agreement dated
          August 17, 1989, between the Company and Mr. Casilli.
          (Incorporated by reference to Exhibit 10.8 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.5      Amended and Restated Non-Qualified Stock Option Agreement dated
          August 17, 1989, between the Company and Mr. Fazakerly.
          (Incorporated by reference to Exhibit 10.9 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.6      Amended and Restated Non-Qualified Stock Option Agreement dated
          August 17, 1989, between the Company and Mr. Fazakerly.
          (Incorporated by reference to Exhibit 10.10 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.7      1988 Stock Option Plan. (Incorporated by reference to
          Exhibit 10.14 of the Company's registration statement on Form S-1 effective July 25, 1990.)



Exh. No.                  Documentation Description                         Page
- -------                   -------------------------                         ----
10.8      Non-Qualified Stock Option Agreement dated August 17, 1989, between the Company and Mr. Casilli.  (Incorporated by reference to Exhibit 10.19 of the Company's registration statement on
          Form S-1 effective July 25, 1990.)

10.9      Patent Cross License Agreement dated May 17, 1989 with Zycad
          Corporation. (Incorporated by reference from Zycad Corporation's
          Annual Report on Form 10-K filed April 2, 1990.) (Incorporated by reference to Exhibit 10.20 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.10 International Distributorship Agreement dated April 11, 1988, with C. Itoh & Co., Ltd. (with certain confidential portions excised). (Incorporated by reference to Exhibit 10.24 of the Company's registration statement on Form S-1 effective
          July 25, 1990.)

10.11     OEM Software License Agreement between CAD Language Systems,
          Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991. (Incorporated by reference to Exhibit 10.18 of the Company's Annual Report for the year ended
          September 28, 1991.)

10.12     Technology Transfer and Joint Development Agreement with
          Racal-Redac, Inc. dated July 1, 1993 (with certain portions excised). (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 3, 1993.)

10.13     Software License Agreement with Compass Design Automation dated
          December 31, 1993. (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1994.)

10.14     Agreement dated June 2, 1994, between the Company and Gerald S.
          Casilli. (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

10.15     Agreement dated June 2, 1994, between the Company and William B.
          Fazakerly. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

10.16     Agreement dated June 2, 1994, between the Company and Daniel R.
          Hafeman. (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

10.17     Agreement dated June 2, 1994, between the Company and Stephen M.
          McLaughlin. (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

10.18     Agreement dated June 2, 1994, between the Company and Lawrence A.
          Melling. (Incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

Exh. No.                  Documentation Description                         Page
- -------                   -------------------------                         ----
10.19     Agreement dated June 2, 1994, between the Company and Ramon A.
          Nunez. (Incorporated by reference to Exhibit 10.22 of the
          Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

10.20     Agreement dated June 2, 1994, between the Company and Joseph W.
          Rockom. (Incorporated by reference to Exhibit 10.23 of the Company's quarterly report on Form 10-Q for the quarter ended
          July 2, 1994.)

11.1      Statements of Computation of Earnings Per Share

27.1      Financial Data Schedule

                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IKOS SYSTEMS, INC.
                                            ------------------
                                            Registrant



Date: May 10, 1995                           /s/ Joseph W. Rockom
      ------------                           --------------------
                                            (JOSEPH W. ROCKOM, CFO)
                                            Principal Financial Officer,
                                            Duly Authorized Officer