Form 10-Q
period 1995-07-01
IKOS SYSTEMS INC
filed 1995-08-14
CIK 756365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended July 1, 1995 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

COMMISSION FILE NUMBER 0-18623

                                --------------

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
                                (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $.01 PAR VALUE                         5,662,000
---------------------------------------
        (Title of Class)                     (Outstanding as of July 1, 1995)

===============================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                           QUARTER ENDED JULY 1, 1995

                                     INDEX
                                     -----

Part I:  Financial Information

         Item 1:  Financial Statements

                                                                             PAGE
                  Consolidated Balance Sheets at
                  July 1, 1995 and October 1, 1994................            3

                  Consolidated Statements of Operations
                  for the three and nine months ended
                  July 1, 1995 and July 2, 1994...................            4

                  Consolidated Statement of Cash Flows
                  for the nine months ended
                  July 1, 1995 and July 2, 1994...................            5

                  Notes to Consolidated Financial Statements......            6

         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            8


Part II:  Other Information

         Item 4:  Submission of Matters to Date                              10

         Item 6:  Exhibits and Reports on Form 8-K................           11

         Signatures...............................................           14

                               IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              July 1,     October 1,
                                                                               1995          1994
                                                                            -----------   -----------
                                                                            (Unaudited)       (1)
                         ASSETS
Current assets:
 Cash and cash equivalents...............................................     $  4,787      $  3,422
 Short-term investments..................................................          579           560
 Accounts receivable (net of allowance for
  doubtful accounts of $122).............................................        6,258         4,884
 Inventories.............................................................        1,168         1,050
 Prepaid expenses and other current assets...............................          206           222
                                                                              --------      --------
   Total current assets..................................................       12,998        10,138
Equipment and leasehold improvements:
 Office and evaluation equipment.........................................        2,724         2,576
 Machinery and equipment.................................................        4,924         4,664
 Leasehold improvements..................................................          267           267
                                                                              --------      --------
                                                                                 7,915         7,507
   Less allowances for depreciation and amortization.....................       (6,344)       (5,859)
                                                                              --------      --------
                                                                                 1,571         1,648

Other assets.............................................................          112           343
                                                                              --------      --------
                                                                              $ 14,681      $ 12,129
                                                                              ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................................     $  1,589      $  1,909
 Accrued payroll and related expenses....................................          779           786
 Accrued commissions.....................................................          533           650
 Deferred maintenance revenues...........................................        2,674         1,979
 Other accrued liabilities...............................................          438           373
 Current portion of long-term debt.......................................          825           591
                                                                              --------      --------

   Total current liabilities.............................................        6,838         6,288
Long-term debt, less current portion.....................................        1,534         2,151
Accrued rent.............................................................          242           214

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares authorized,
  none issued or outstanding.............................................           --            --
 Common stock, $.01 par value; 25,000 shares authorized,
  5,662 and 5,504 issued and outstanding, respectively...................           57            55
Additional paid-in capital...............................................       26,498        25,960
 Accumulated deficit.....................................................      (20,488)      (22,539)

   Total stockholders' equity............................................        6,067         3,476
                                                                              --------      --------
                                                                              $ 14,681      $ 12,129
                                                                              ========      ========

(1)  These amounts have been derived from audited financial statements

                See notes to consolidated financial statements

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                       --------------------   --------------------
                                                        July 1,    July 2,    July 1,     July 2,
                                                         1995        1994       1995       1994
                                                       ---------   --------   --------   ---------
Net revenues
  Product...........................................     $6,149     $4,532    $16,683     $12,858
  Maintenance.......................................      1,246        928      3,500       2,707
                                                         ------     ------    -------     -------
       Total net revenues...........................      7,395      5,460     20,183      15,565
                                                         ------     ------    -------     -------

Cost of revenues
  Product...........................................      1,552      1,345      4,313       3,781
  Maintenance.......................................        274        273        820         678
                                                         ------     ------    -------     -------
       Total cost of revenues.......................      1,826      1,618      5,133       4,459
                                                         ------     ------    -------     -------
  Gross profit......................................      5,569      3,842     15,050      11,106

Operating expenses:
  Research and development..........................      1,012      1,002      2,966       2,954
  Sales and marketing...............................      3,085      2,223      8,353       6,575
  General and administrative........................        542        386      1,576       1,166
                                                         ------     ------    -------     -------
       Total operating expenses.....................      4,639      3,611     12,895      10,695
                                                         ------     ------    -------     -------

Income from operations..............................        930        231      2,155         411
                                                         ------     ------    -------     -------

Other income (expense):
  Interest income...................................         42         21         91          49
  Interest expense..................................        (23)       (33)       (86)        (44)
  Other income......................................         29         29         87          87
                                                         ------     ------    -------     -------
       Total other income...........................         48         17         92          92
                                                         ------     ------    -------     -------

Income before income taxes and
  extraordinary credit..............................        978        248      2,247         503

Provision for income taxes..........................         90         --        196          --
                                                         ------     ------    -------     -------

       Net income before extraordinary credit.......        888        248      2,051         503
       Extraordinary credit - forgiveness of debt...         --        664         --         664
                                                         ======     ======    =======     =======

Net income..........................................     $  888     $  912    $ 2,051     $ 1,167
                                                         ======     ======    =======     =======

Earnings per share
       Net income before extraordinary credit.......      $0.14       0.04       0.34        0.09
       Extraordinary credit.........................         --       0.12         --        0.12
                                                         ------     ------    -------     -------
       Net income...................................      $0.14      $0.16      $0.34       $0.21
                                                         ======     ======    =======     =======

Common and common equivalent shares
  used in computing per share amounts...............      6,281      5,615      6,025       5,659
                                                         ======     ======    =======     =======

                 See notes to consolidated financial statements

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                -------------------
                                                                July 1,    July 2,
                                                                  1995       1994
                                                                --------   --------
Operating activities:
  Net income.................................................   $ 2,051    $ 1,167
  Adjustment to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization............................     1,014      1,599
    Gain (loss) on retirement of equipment...................         2         (4)
    Deferred rent............................................        28         20
    License delivery and technology transfer in
      exchange for debt obligation...........................        --       (324)
    Decrease of long term debt - forgiveness of note.........        --       (750)
  Changes in operating assets and liabilities:
    Accounts receivable......................................    (1,374)    (1,626)
    Inventories..............................................       (74)       225
    Prepaid expenses and other current assets................        16        (60)
    Other assets.............................................       (26)        15
    Accounts payable.........................................      (320)      (658)
    Accrued payroll and other expenses.......................        (7)       (94)
    Accrued commissions......................................      (117)       (82)
    Deferred maintenance revenues............................       695        363
    Other accrued liabilities................................        65       (112)
                                                                -------    -------
       Net cash provided by (used in) operating activities...     1,953       (321)
Investing activities:
  Purchases of equipment and leasehold improvements..........      (726)      (590)
  Purchase of short-term investments.........................       (19)       (13)
                                                                -------    -------

       Net cash used in investing activities.................      (745)      (603)
Financing activities:
  Principal payments on long-term borrowings.................      (383)      (590)
  Borrowing under promissory note............................        --        750
  Sale of common stock.......................................       540         51
                                                                -------    -------

       Net cash provided by financing activities.............       157        211
                                                                -------    -------

Increase (decrease) in cash and cash equivalents.............     1,365       (713)
Cash and cash equivalents at beginning of period.............     3,422      2,867
                                                                -------    -------

Cash and cash equivalents at end of period...................   $ 4,787    $ 2,154
                                                                =======    =======

                 See notes to consolidated financial Statements

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

     The accompanying consolidated financial statements at July 1, 1995 and for the three and nine months ended July 1, 1995 and July 2, 1994, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 1, 1994 included in the Form 10-K as filed with the Securities and Exchange Commission on December 28, 1994. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month periods ended July 1, 1995 are not necessarily indicative of results expected for the full year.

     On October 20, 1994 the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of Common Stock of the Company. The reverse stock split was effected on April 24, 1995 and has been presented retroactively within these financial statements.

2.   Short-Term Investments

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the rules, debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings.

     The Company adopted FAS 115 on October 2, 1994 and all debt securities are classified as held-to-maturity. The adoption of FAS 115 had no material impact on the Company's financial position or its operating results during fiscal 1995. The fair values for marketable debt and equity securities are based on quoted market prices.

     The following is a summary of held-to-maturity securities:

                                         Held-to-Maturity Securities
                                         ---------------------------
                                                (In thousands)

                                         Gross        Gross        Estimated
                                         Unrealized   Unrealized   Fair
     July 1, 1995                 Cost   Gains        Losses       Value
     ------------                 ----   ----------   ----------   ---------
     US Treasury Securities       $100                                  $100
     US Corporate Securities       479                                   479
                                  ----                                  ----
                                  $579                                  $579

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

4.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                        July 1,   October 1,
                         1995        1994
                        -------   ----------
Purchase parts           $  211       $  259
Work-in-process             467          502
Finished goods              490          289
                         ------       ------
 Total inventories       $1,168       $1,050
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

Third quarter net revenues totaled $7.4 million, an increase of 35% over the same quarter in fiscal 1994. For the nine month period net revenues totaled $20.2 million, an increase of 30% over the same period in fiscal 1994. The primary reason for the increase was growth in sales of the Voyager product line including sales of the new Gemini product line. The Voyager and Gemini products contributed the vast majority of product net revenues in the three and nine month periods ending July 1, 1995. Product net revenues exclude maintenance, consulting, training, rentals and other non-product related sales.

International sales remained strong, accounting for 38% of total revenue for the third fiscal quarter of 1995, compared to 23% for the same period in fiscal 1994. International sales are expected to continue to increase slightly as a percentage of total net revenues by year end.

GROSS PROFIT MARGINS

Gross profit margins improved to 75% of net revenues for the third quarter of fiscal 1995 and for the first nine months of fiscal 1995, compared to 70% and 71% respectively for the same periods in fiscal 1994. The increase was primarily the result of a change in the product mix to more sales of the Voyager product line and to a lessor extent the amortization of fixed manufacturing costs over a broader revenue base.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the third quarter of fiscal 1995 totaled $1,012,000 and the expenses for the first nine months of fiscal 1995 were $2,966,000. Both were essentially unchanged from the same periods in fiscal 1994.

Research and development expenses are expected to increase in the fourth fiscal quarter of 1995 primarily due to an expected increase in headcount and the associated recruiting expenses, as the Company continues to improve and expand on the Voyager product line.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $862,000 to $3,085,000 for the third fiscal quarter of 1995 and increased by $1,778,000 to $8,353,000 for the first nine months of fiscal 1995, when compared to the same periods in fiscal 1994. These increases were primarily the result of increased expenses for the international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars in the fourth fiscal quarter reflecting increased headcount, commission expense and marketing expense.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $542,000 in the third quarter of fiscal 1995 and $1,576,000 for the first nine months of fiscal 1995. This compares to $386,000 and $1,166,000 for the same periods in fiscal 1994. These increases were due to several factors including additional headcount, increased investor relations expense, profit sharing, and fees associated with being re-instated on the National Market System. General and administrative expenses are expected to increase in both absolute dollars and as a percent of net revenues in the fourth fiscal quarter of fiscal 1995 primarily as a result of increased headcount, salaries and related expenses.

INCOME TAXES

The provision for income taxes consists primarily of federal alternative minimum tax, state taxes and Japanese withholding taxes. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 1995, the Company had $5,366,000 in cash, cash equivalents and short term investments which compares to $3,982,000 as of October 1, 1994.

Net cash provided by operating activities was $1,953,000 for the nine months ended July 1, 1995 and was primarily due to net income, depreciation and amortization and increased deferred maintenance revenues partially offset by increases in accounts receivable due to increased net revenues and a decrease in accounts payable and accrued commissions. Net cash used in investing activities was due primarily to purchases of $726,000 of equipment in the nine months ended July 1, 1995. The Company expects capital expenditures to increase in the fourth quarter as the expected headcount additions will require additional workstations.

Net cash provided by financing activities for the nine months ended July 1, 1995 was $157,000 which was due to the exercise of stock options partially offset by principal payments on long term debt.

The Company's primary unused sources of funds at July 1, 1995, consisted of $5,366,000 of cash, cash equivalents and short term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

PART II.  OTHER INFORMATION


ITEMS 1-5.  Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.


INDEX TO EXHIBITS

Exh. No.                Documentation Description                                  Page
-------                 -------------------------                                  ----
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

10.6   Amended and Restated Non-Qualified Stock Option Agreement dated August
       17, 1989, between the Company and Mr. Fazakerly. (Incorporated by reference to Exhibit 10.10 of the Company's registration statement on Form S-1 effective July 25, 1990.

10.7 1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form S-1 effective July 25, 1990.)

Exh. No.                Documentation Description                                  Page
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

Exh. No.                Documentation Description                                  Page
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

                                    IKOS SYSTEMS, INC.
                                    -----------------
                                    Registrant



Date:  August 11, 1995               /s/ Joseph W. Rockom
                                     ---------------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer