Form 10-K
period 1995-09-30
IKOS SYSTEMS INC
filed 1995-12-20
CIK 756365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _______________________

                                   Form 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1995 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
_______________

Commission File Number 0-18623
                            _______________________

                              IKOS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                       77-0100318
   (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                       Identification No.)
19050 Pruneridge Avenue, Cupertino, CA                        95014
 (Address of principal executive offices)                   (zip code)
              Registrant's telephone number, including area code:
                                (408) 255-4567

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 Par Value
                        Preferred Stock Purchase Rights
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                       -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates as of November 15, 1995, was approximately $88,930,000.

As of November 15, 1995, approximately 7,044,000 shares of the registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

This report (excluding exhibits) contains 35 pages. The Index to Exhibits begins on Page 19 of this report.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

IKOS Systems, Inc. ("IKOS" or the "Company") designs, develops, manufactures, markets and supports high-performance hardware-assisted systems for simulation of integrated circuits (ICs) and IC-based electronic systems. The Company's strategy is to serve the needs of a growing universe of IC designers for fast, accurate simulation of complex IC designs through its family of hardware and software simulation systems. Headquartered in Cupertino, California, IKOS supports a direct sales operation in North America, France, and Germany, and a distributor network covering the remainder of Europe and in Asia. IKOS is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol IKOS.

IKOS specializes in the Electronic Design Automation (EDA) market. The Company's products are used by designers of electronic systems to determine whether a system design functions properly prior to incurring the cost and time to build the actual system, thereby producing a more efficient design process. This is a critical step in the design process because the manufacture of electronic systems which contain large amounts of ASICs or full custom circuits is expensive and time consuming. Logic simulation of system components, or entire systems, is much more cost effective than finding design problems after manufacturing a prototype system. The Company sells its products to a broad range of customers in the communications, semiconductor, multimedia/graphics, computer, aerospace and consumer electronics industries, such as S3, Cirrus Logic, Advanced Micro Devices, SGS-Thomson Microelectronics, Texas Instruments, AT&T and Fuji-Xerox.

BACKGROUND

There has been substantial growth in the market for high performance, complex ICs for communications, multimedia, graphics, computing and other application products. These application products have been enabled, in significant part, by improvements in silicon process technology which have made possible the design and manufacture of increasingly complex, high performance ICs. Semiconductor manufacturers have integrated an increasing number of functions onto a single IC, causing the complexity of these semiconductor devices to increase exponentially over the last 15 years. Designers currently are creating ICs consisting of, in some cases, millions of gates implemented in deep submicron, or less than 0.6 micron, geometries.

The EDA industry has provided technology and design automation tools which have been essential to the advances that have occurred within the electronics industry over the last 20 years. EDA was first used to help manage design complexity in the 1970's with computer-aided design tools for automating the design of the physical layout of ICs and printed circuit boards. In the early 1980's, computer-aided engineering ("CAE") was introduced to further manage the complexity of logic design. In the late 1980's, the development of high level design automation ("HLDA") tools enabled design creation that was faster and at higher levels of abstraction than previous CAE tools. Hardware description languages such as IEEE standard "VHDL" or VHSIC Hardware Description Language (VHSIC stands for Very High Speed Integrated Circuit) and Verilog were used to create complex designs expressed in English. These languages, which act in a manner similar to high level software languages such as C++, Cobol and Fortran, allow the expression of design ideas and functionality at a level that is independent of the silicon implementation. Logic synthesis is then used to convert the language-based design to the detailed gate level description required for physical layout tools that generate manufacturing information. However, while EDA design tools have brought greater efficiency and productivity to the IC design process, advances in EDA simulation technology have not kept pace with the requirements for simulating more complex IC designs.

Simulation is the process of utilizing computer models of circuit logic and test programs to evaluate the functionality and performance of the designed electronic circuits before committing to prototyping the actual design. The individual components of an IC may be represented at different levels of abstraction. For example, an IC can be described at different levels of detail or hierarchy, ranging from transistors to gates (typically groups of four transistors) to functional or behavioral blocks, which can be comprised of a large number of gates. The traditional approach to simulation, before the advent of language-based design, was at the gate level. Language-based or functional simulation creates an opportunity to simulate designs earlier in the design cycle, or at the functional or behavioral block level, before the gate level structure of a design is known. Software simulators operating on general purpose workstations are customarily used to verify the high level specifications and detect design inconsistencies

With the advancing complexity of IC designs, simulation of such IC designs has become increasingly difficult to accomplish because increased functional complexity demands more thorough verification, increased gate count demands more simulation capacity and increased gate density demands more timing accuracy. The Company believes that the need for accurate and timely simulation and verification of complex IC designs cannot be satisfied by existing software simulators operating on general purpose workstations. Due to lack of simulation capacity, software simulation of complex IC designs at the lower, or gate, level of abstraction can take multiple hours or days to be completed. Software simulators can verify more complex designs by simulating at higher, or the behavioral, level of abstraction but without the ability to accurately model timing information required for the interconnection of gates and transistors of the IC. The Company believes that this high level simulation is not sufficiently comprehensive because timing problems inherent in complex ICs have not been effectively addressed at the behavioral level.

COMPANY SOLUTIONS

The Company believes that rapid and comprehensive simulation of complex ICs (defined as designs with 100,000 or more gates) can best be achieved by simulation systems incorporating dedicated hardware and software. The combination of these technologies enable the iterative, mixed-level simulation demanded by the complex IC designs. Simulation most efficiently begins at the behavioral level so that architectural problems can be found before the time and effort is expended to implement the gate level design. Simulation must then be performed at the gate level to address timing problems. Using an IKOS system, a designer may iteratively simulate at the behavioral level and the gate level under a consistent framework and intuitive user interface to ensure that the design is correct. In addition, IKOS products provide for mixed-level simulation or the ability to perform behavioral level simulation in tandem with gate level simulation. Mixed-level simulation allows an IC designer to extract newly developed gate level details from the behavioral level design and simultaneously simulate at both levels of abstraction, thereby reducing the time to simulate and verify a complex IC design.

IKOS designs and markets systems which include software and hardware based simulation algorithms. The hardware algorithm is implemented in a proprietary processor used to form a massively parallel simulation engine. The IKOS simulation systems reduce the time-consuming process of simulation of an IC design, thereby potentially improving time-to-market of the final product and the productivity of the IC designer. The software components of the IKOS simulation systems run on Sun Microsystems, Inc. and Hewlett-Packard Company workstations.

MAINTENANCE AND SUPPORT

The Company provides hardware and software maintenance and support on a contractual basis after the initial product warranty has expired. Annual maintenance revenues approximate 12% of the purchase price. Hardware maintenance is provided on an on-site or on a return and repair basis. The Company also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software releases, if any, from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. For the three years ended September 30, 1995, maintenance revenues, as a percent of total revenues, represented 17% in 1995, 17% in 1994 and 22% in 1993. The decrease in percentage of maintenance from 1993 to 1994 was a result of the shift in the customer base to the new series of products. Maintenance as a percentage of total revenues for fiscal years 1995 and 1994 were similar as the rate of growth for both product revenues and maintenance revenues were comparable.

COMPETITION

     The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from hardware-assisted simulation. To date, substantially all of the Company's revenue has resulted from sales to this segment of the market. The Company currently experiences competition from hardware-assisted simulation-based systems sold by Zycad and traditional software verification methodologies from vendors, such as Mentor Graphics, Cadence, Viewlogic and Synopsis. As a result of the lack of general familiarity by potential users of hardware-assisted simulation systems, the Company must educate potential customers with respect to the benefits of hardware-assisted simulation in order for such customers to consider the Company's systems for use within their EDA design process. The Company expects competition in the market for verification tools at all levels of simulation to increase as other companies attempt to introduce new products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

     The Company competes on the basis of certain factors, including product performance, price, support of industry standards, technical support and customer service, timely introduction of new products, ease of use and reputation. The Company believes that it currently competes favorably overall with respect to these factors, particularly, product performance including the ability of customers to reduce design time or iterations, and technical support and customer service.

CUSTOMERS, MARKETING AND SALES

IKOS sells its products to a broad range of companies including those in the communications, semiconductor, multimedia/graphics, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization. The Company employs a technically-oriented sales force and application engineering team to serve the needs of existing and prospective customers. IKOS' direct sales strategy concentrates on those companies that it believes are key users and designers of ICs and IC-based systems for high-performance applications. For the fiscal year ended September 30, 1995, one distributor, Itochu & Co., Ltd. (Itochu) in Japan accounted for approximately 15% of net revenues. In fiscal 1994, one customer, Motorola, Inc., and one distributor, Itochu, accounted for approximately 18% and 10% of net revenues, respectively. In fiscal 1993, no customer accounted for more than 10% of net revenues.

Direct Sales. IKOS currently maintains direct sales and support offices in the following states: Arizona, California, Minnesota, New Hampshire, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary and in central Europe through its wholly-owned subsidiary, ICOS Systems GmbH, and through its sales offices in France and England. Direct sales, including sales in Canada and maintenance fees, accounted for 79% of the Company's net revenues in fiscal 1995.

Distributors. IKOS believes that international markets are an important source of the Company's revenues. Accordingly, the Company has developed distributor relationships in ten foreign countries in Europe and Asia. Sales to a variety of customers in Japan, through the Company's exclusive Japanese distributor, Itochu & Co., Ltd., constituted approximately 15% of total sales for fiscal 1995.

International Sales. International sales, excluding Canada accounted for approximately 37%, 26% and 20% of the Company's net revenues in fiscal 1995, 1994 and 1993, respectively. Sales to a variety of customers in Japan, through the Company's exclusive Japanese distributor, Itochu & Co., Ltd., constituted approximately 15% of total sales for fiscal 1995. The Company's current agreement with Itochu provides for discounts to Itochu that are similar to those offered by the Company to its other foreign distributors. Sales in all foreign countries are denominated in U.S. dollars. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems for United States currency only, the Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company sells its systems could have a material adverse effect on the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

Conducting business in international markets requires compliance with applicable laws and regulations, such as safety and telecommunication laws and regulations of foreign jurisdictions and import duties and quotas. To date, the Company has not experienced any difficulty in obtaining export licenses from the U.S. Department of Commerce for foreign sales; however, there can be no assurance that the Company will not experience difficulties in the future.

MANUFACTURING AND SUPPLIERS

The Company performs final assembly and test of all its products in its Cupertino, California facility. The Company utilizes third parties for all major subassembly manufacturing, including printed circuit boards and custom ICs. The Company has a testing and qualification program to ensure that all subassemblies meet the Company's specifications before going into final assembly and test.

The capacity and speed of IKOS' hardware results from its basic design and architecture, rather than from custom components or components that are required to perform near technological limits. Therefore, IKOS is able to assemble the hardware from components that are based on standard technologies. Certain of these components, including gate arrays and power supplies, are each available only from a single source. The Company believes that it could obtain alternative sources in a short period of time, although the interruption in the Company's supply of such components could have a material adverse effect on its business in the short term. The Company endeavors to maintain an ample supply of such components at all times through order generation based on tracking of sales projections, production and inventories, and by ordering critical components for delivery over an extended period.

PRODUCT DEVELOPMENT

The Company's ongoing product development activities include the enhancement of current products, such as the ability to simulate and verify the design of higher gate count ICs and to offer a greater degree of integration with EDA tools. Furthermore these product development activities include the development of new product options and features, such as new library tools and the research and development of new technologies for use in future products.

The Company's research and product development organization included 31 engineers at September 30, 1995 of whom 25 were engaged principally in software development. During fiscal 1995, 1994 and 1993, the Company spent approximately $4.0 million, $3.9 million and $7.9 million, respectively, on research and development. Included in the 1993 amount is approximately $3.6 million of expenses related to the amended joint development agreement with Racal-Redac and about $600,000 of non-recurring engineering expenses related to the fabrication of prototype ASICs developed for the Company's Nsim simulator. The Company's research and development costs, including costs of software development before technological feasibility, are expensed as incurred.

PATENTS AND TRADEMARKS

Due to the rapid pace of technological advancement, the Company believes it is less dependent on the protection of proprietary product information than on its ability to develop and market new products. The Company protects its proprietary product information through the use of employee nondisclosure agreements and by limiting access to confidential information. The Company presently has three United States patents, two of which expire on November 22, 2005, and the third expiring on June 30, 2009, that cover various aspects and features of its products, including its overall system architecture and certain features in the hardware. Although the Company may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products.

The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's systems to perform key functions.

The Company's tradename, "IKOS," its facing parrots logo and its product series named "Voyager" are registered trademarks of the Company.

EMPLOYEES

As of September 30, 1995 the Company employed a total of 130 persons, consisting of 77 in marketing, sales and support, 9 in manufacturing, 31 in research, development and engineering, and 13 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.


ITEM 2.   PROPERTIES

The Company's principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located in approximately 57,000 square feet of leased office building space in Cupertino, California. The lease on this facility expires September 2000, with options to extend the lease for up to nine years. The Company subleases 9,000 square feet of its leased office building space in Cupertino, California. In addition, the Company leases sales office space domestically in Arizona, California, Minnesota, New Hampshire, New Jersey and Texas and internationally in England, France, Germany and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


ITEM 3.   LEGAL PROCEEDINGS

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol IKOS. From March 1994 to May 1995, the Company's stock was traded on The Nasdaq SmallCap Market. The following table sets forth, for the fiscal period indicated, the high and low closing sales prices for the Common Stock as reported by Nasdaq. The quotations for the Common Stock traded on The Nasdaq SmallCap Market may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              HIGH         LOW
                                             ------       -----

FISCAL 1994
     First Quarter........................    5.125       2.875
     Second Quarter.......................    5.000       3.125
     Third Quarter........................    3.750       2.625
     Fourth Quarter.......................    4.250       2.625

FISCAL 1995
     First Quarter........................    5.125       3.250
     Second Quarter.......................    6.500       4.500
     Third Quarter........................   10.125       4.750
     Fourth Quarter.......................   13.625       8.875

The approximate number of record holders of IKOS stock as of November 15, 1995 was 200. The approximate number of beneficial holders is estimated to be 3,700 as of that same date.

Through fiscal 1992, the Company repurchased 241,150 shares. No shares have been repurchased since fiscal 1992 and the Company does not intend to repurchase additional shares at this time.

The Company has never declared or paid cash dividends on its stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                 Fiscal Years Ended
                                                         -----------------------------------------------------------
                                                          Sept.  30,   Oct. 1,    Oct. 2,   Sept. 26,     Sept. 28,
                                                             1995        1994      1993        1992          1991
                                                             ----        ----      ----        ----          ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA

Net revenues                                                 $28,600   $21,636   $ 16,528    $ 13,942      $ 15,122
Cost of revenues                                               7,139     5,930      6,331       3,993         3,786
                                                         -----------  --------  ---------  ----------  ------------
            Gross profit                                      21,461    15,706     10,197       9,949        11,336

Operating expenses:
   Research and development                                    3,999     3,861      7,896       2,627         5,751
   Sales and marketing                                        11,763     9,447      9,303       8,879         8,920
   General and administration                                  2,301     1,596      1,873       1,807         1,570
                                                         -----------  --------  ---------  ----------  ------------
            Total operating expenses                          18,063    14,904     19,072      13,313        16,241

                                                         -----------  --------  ---------  ----------  ------------
Income (loss) from operations                                  3,398       802     (8,875)     (3,364)       (4,905)

Other income (expense):
   Interest income                                               159        69        130         329           784
   Interest expense                                             (107)      (75)        --          --            --
   Other                                                         117       140         48          --            --
                                                         -----------  --------  ---------  ----------  ------------
            Total other income                                   169       134        178         329           784

                                                         -----------  --------  ---------  ----------  ------------

Income (loss) before provision for
   income taxes and extraordinary credit                       3,567       936     (8,697)     (3,035)       (4,121)
Provision for income taxes                                       411        95         53          72            58

                                                         -----------  --------  ---------  ----------  ------------
Income (loss) before extraordinary credit                      3,156       841     (8,750)     (3,107)       (4,179)
Extraordinary credit - forgiveness of debt                        --       664         --          --            --

                                                         -----------  --------  ---------  ----------  ------------
            Net income (loss)                                $ 3,156   $ 1,505    ($8,750)    ($3,107)      ($4,179)
                                                         ===========  ========  =========  ==========  ============

Earnings (loss) per share:

   Income (loss) before extraordinary credit                   $0.51     $0.15     ($1.62)     ($0.58)       ($0.79)
   Extraordinary credit                                           --      0.12         --          --            --

                                                         -----------  --------  ---------  ----------  ------------
            Net income (loss)                                  $0.51     $0.27     ($1.62)     ($0.58)       ($0.79)
                                                         ===========  ========  =========  ==========  ============

Common and common equivalent shares used
   in computing per share amounts                              6,151     5,651      5,415       5,379         5,273
                                                         ===========  ========  =========  ==========  ============

CONSOLIDATED BALANCE SHEET DATA:

   Working capital                                           $ 7,509   $ 3,850   $  1,805    $  6,830      $ 10,397
   Total assets                                               17,152    12,129     10,806      15,678        17,732
   Long-term, debt, less current portion                       1,300     2,151      2,779         344           504
   Total stockholders' equity                                  7,710     3,476      1,903      10,603        13,645

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

Net revenues increased 32% to $28,600,000 for the fiscal year ended September 30, 1995 as compared to $21,636,000 for fiscal 1994. The primary reason for the increase was continued growth in sales of Voyager systems and the introduction of new Gemini systems in the fourth quarter. These product lines contributed the vast majority of product net revenues for the year. Maintenance revenue was $4,887,000 and $3,750,000 for the fiscal years 1995 and 1994, respectively,
representing 17% and 17% of net revenues.   The increase in maintenance revenue
is a result of the continued acceptance of the new products by the growing customer base. International revenues increased by 89% and domestic revenues increased by 12% over this same period.

Net revenues for fiscal 1994 were $21,636,000 as compared to net revenues in fiscal 1993 of $16,528,000. This 31% increase was the result of the broader acceptance of the Voyager systems, partially offset by a decrease in revenues from aging products.

International sales (export sales and sales shipped by the Company's European operation) were $10,560,000, $5,583,000 and $3,330,000 for the fiscal years
1995, 1994 and 1993, respectively.   These sales represents 37%, 26%  and 20% of
net revenues. The increases in international sales is a result of the increased customer acceptance of the new product offerings, increased economic demand, particularly in Europe, increased focus on the international market and increased presence in the Far East marketplace as the Company opened its subsidiary in Japan during fiscal 1995. It is expected that international revenues should increase as a percentage of revenues in fiscal 1996.

The Company believes that revenues may increase in fiscal 1996, as the Company continues to upgrade and add to its current product offerings. The Company also anticipates continued growth in maintenance revenues. The Company first released its Voyager Series product, the VHDL software simulator (VS) in 1992 and has since released its mixed level simulator, its next generation hardware accelerator and its software gate level simulator. The Company entered the Verilog market with its Gemini product during 1995 and has recently released its Voyager fault simulator (Voyager FS). Although the Company believes its product offering has been accepted very favorably, there can be no assurances that there will not be any new products offerings by competitors or changes in the marketplace that could adversely affect the Company's sales and profits.


GROSS PROFITS

Gross profit was $21,461,000, $15,706,000 and $10,197,000 or 75%,  73% and 62%
of total net revenues for fiscal years 1995, 1994 and 1993, respectively. The increases in gross margin were primarily the result of a change in product mix to a greater percentage of the newer product offerings which have higher margins. The Voyager products and the new Gemini products have a much higher content of software which contributes to the higher margins. In addition to the product mix but to a lesser extent, the absorption of fixed manufacturing costs over a broader revenue base also contributed to higher overall margins. The Company believes margins may improve slightly in fiscal 1996 as the Company believes it will continue to recognize increased manufacturing efficiencies and continued sales of products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $3,999,000, $3,861,000 and $7,896,000 for fiscal 1995, 1994 and 1993, respectively. As a percent of net revenues, research and development expenses were 14%, 18% and 48% for fiscal 1994, 1993 and 1992, respectively, as the Company had completed a build-up in staffing and expenses to effect its major product development program that began in fiscal 1991. Research and development expenses in fiscal 1993 were substantially higher than both fiscal 1994 and 1995 because of a $3.6 million charge to research and development resulting from in process research and development acquired under the amended joint development agreement with Racal. In addition, the Company incurred a non-recurring engineering expense of approximately $600,000 in connection with the development of its Nsim simulator. Research and development expenses are expected to increase both in absolute dollars and as a percentage of revenues as the Company pursues product enhancement, new product development and technology development programs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $11,763,000, $9,447,000 and $9,303,000 in fiscal 1995, 1994 and 1993 or 41%, 44% and 56% of net revenues, respectively. The primary cause of the increase in absolute dollars has been an increase in the amount of presale support and benchmarking performed by field application engineers and increased commission expenses. Spending has increased in the foreign sales offices to support the increased activity in both Europe and Asia. Sales and marketing expenses are expected to increase in absolute dollars in fiscal 1996 but decrease as a percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,301,000, $1,596,000 and 1,873,000 for fiscal 1995, 1994 and 1993, or 8%, 7% and 11% of net revenues, respectively. This increase in 1995 was primarily due to additional headcount, as the Company filled the President and Chief Operating Officer positions which were vacant in fiscal 1994. This vacancy is the primary reason for the decrease in expenses from fiscal 1993 to fiscal 1994. General and administrative expenses are expected to increase in absolute dollars in fiscal 1996 but decrease slightly as a percentage of revenues.

OTHER INCOME (EXPENSE)

Net interest income in fiscal 1995 of $52,000 was the result of interest income of $159,000 being earned on an increasing cash, cash equivalent and short-term investments during the year, net of interest paid on long-term debt borrowings of $107,000. Net interest expense in fiscal 1994 was the result of $75,000 of interest expense on the long-term debt. Net interest income of $130,000 for fiscal 1993 represents interest income earned on cash, cash equivalents and short-term investments with no related interest expense. Other income in fiscal 1995, 1994 and 1993 was $117,000, $140,000 and $48,000, respectively and primarily relates to rental income from
property that the Company began leasing in 1993. Interest income is expected to increase in both absolute dollars and as a percentage of revenues, as the cash, cash equivalents and short-term investment balances are expected to grow with a decreasing offset of interest expense as the long-term debt is repaid.

PROVISION FOR INCOME TAXES

The Company's tax provision for fiscal 1995, 1994 and 1993 consists primarily of federal alternative minimum tax, state taxes and foreign withholding taxes. As of September 30, 1995, the Company had federal and state net operating loss carryforwards of approximately $10,000,000 and $400,000 respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1.0 million and $300,000 respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1997 through 2009, if not utilized.

Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization, primarily due to the Company having cumulative losses in the last three years, which causes predictability of earnings in the early future years to be uncertain.

EXTRAORDINARY CREDIT - FORGIVENESS OF DEBT

In April 1994, the Company and Racal re-negotiated the terms of the July 1, 1993 agreement regarding the transfer, joint development and joint ownership in certain Racal technology. The new terms reduce overall payments to Racal from IKOS by $750,000 and extend the scheduled payments into fiscal 1998. This resulted in an extraordinary credit of $664,000 after being offset by certain related expenses.

OTHER

The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. During fiscal 1995 the Company's cash, cash equivalents and short-term investments increased to $7,755,000 from $3,982,000 in fiscal 1994. The increase was a result of $4,502,000 cash provided by operating activities and $324,000 provided by financing activities offset by $943,000 for investment activities.

Operating Activities - The Company's operating activities provided cash of $4,502,000 during fiscal 1995, $1,398,000 in fiscal 1994 and used cash of $686,000 in fiscal 1993. For fiscal 1995 and 1994, net cash provided by operating activities resulted primarily from net income adjusted for depreciation and amortization, which was partially offset by increases in accounts receivable, inventories and accounts payable associated with increases in revenue activity. In fiscal 1993, the net cash used in operating activities was primarily the result of net losses.

Investing Activities - Other than the purchase and sale of short-term investments, investment activities were comprised primarily of capital expenditures of $1,053,000, $959,000, $1,037,000 for fiscal 1995, 1994 and 1993, respectively. Capital expenditures were primarily for evaluation equipment, engineering workstations and the Company's own hardware simulators which were used for research and development and benchmarking purposes.

The Company capitalized no software costs in fiscal 1995 and 1994, as such capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods. The Company capitalized software costs of $513,000 in fiscal 1993 for the development of the VHDL simulator and other Voyager series products.

Financing Activities - During fiscal 1995, 1994 and 1993, the Company received cash of $1,078,000, $68,000 and $50,000, respectively, upon the exercise of options to purchase Common Stock. During these same periods, the Company's principal payments on long-term borrowings were $754,000, $683,000 and $335,000, respectively.

The Company's primary unused sources of funds at September 30, 1995 consisted of $7,305,000 of cash and cash equivalents, in addition to $450,000 of short-term
investments.   In October 1995, the Company sold 1,150,000 shares of common stock in a public offering resulting in net proceeds to the Company of approximately $10,500,000.

The Company expects to make capital expenditures throughout fiscal 1996. The Company expects that capital expenditures to increase as compared to capital expenditures incurred in fiscal 1995. The Company believes that net proceeds from the recently completed public offering, together with cash and cash generated from operations, will be sufficient to finance its operations through at least the end of fiscal 1996. To the extent necessary, the Company may also use bank borrowings and capital leases depending on the terms available. The Company's cash requirements in the future may also be financed through additional equity or debt financing. There can be no assurance that such financing can be obtained on favorable terms, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages F-1 through F-13 and S-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company are as follows:

Name                         Age  Position With the Company
----                         ---  -------------------------
Gerald S. Casilli.........    56  Chairman of the Board

Ramon A. Nunez............    41  Chief Executive Officer, President
                                  and Director

William B. Fazakerly......    47  Chief Technical Officer

Joseph W. Rockom..........    56  Chief Financial Officer, Vice President of
                                  Finance and Administration, and Secretary

Paul Offredi..............    50  Senior Vice President, Product Operations

Daniel R. Hafeman.........    46  Vice President of Engineering

Stephen M. McLaughlin.....    48  Vice President of Manufacturing

Lawrence A. Melling.......    38  Vice President of Marketing

John Stressing............    51  Vice President of Worldwide Sales

Lutz P. Henckels (1)......    55  Director

James R. Oyler (1)........    49  Director

Glenn E. Penisten (1).....    64  Director

(1)  Member of the Audit Committee

Mr. Casilli has served as Chairman of the Board of Directors of the Company since July 1989 and served as Chief Executive Officer from April 1989 to August 1995. He has served as a director since 1986. From January 1986 to December 1989 he was a general partner of Trinity Ventures, Ltd., a venture capital firm that was a former investor in the Company. Mr. Casilli was a general partner of Genesis Capital, a venture capital firm, from February 1982 to 1990. Mr. Casilli founded Millennium Systems, a manufacturer of microprocessor development systems, in 1973 and served as its President and Chief Executive Officer until 1982.

Mr. Nunez was appointed Chief Executive Officer in August 1995. Mr. Nunez had been President, Chief Operating Officer and Director of the Company since October 1994. He had served as Vice President of Worldwide Sales since July 1993. Mr. Nunez joined the Company in April 1990 as Vice President of North American Sales after five years in sales management with Zycad Corporation. Earlier he was branch sales manager for Cadnetix (now part of Intergraph) in Southern California.

Mr. Fazakerly, a founder of the Company, has served as Chief Technical Officer since June 1991. From August 1989 to June 1991 he served as President and Chief Operating Officer and from November 1984 to August 1989 he served as Vice President of Engineering. He also served as Vice President of Marketing and Sales from May 1989 to October 1989. From May 1983 to October 1984, Mr. Fazakerly was a consultant to semiconductor and systems companies, including National Semiconductor Corporation, Adaptec, Inc., Monolithic Memories, Inc., Fairchild Semiconductor, and Scientific Micro Systems, Inc. He served as Vice President of Engineering of Scientific Micro Systems, Inc. from 1976 to 1982.

Mr. Rockom has served as Chief Financial Officer and Vice President of Finance and Administration since September 1986. Mr. Rockom has also served as the Company's Secretary since April 1995. Before joining the Company, Mr. Rockom spent seventeen years at American Microsystems, Inc. (AMI), a semiconductor manufacturer, where he held a variety of administrative, operating and management positions, including Vice President of Finance.

Mr. Offredi was appointed Senior Vice President of Product Operations in August 1995. From August 1992, Mr. Offredi provided management consulting to companies in computer related fields. From 1991 until 1992 Mr. Offredi was the General Manager of EDA West for Teradyne, a manufacture of electronic test equipment. From 1987 until 1991 Mr. Offredi was the Senior Vice President of Operations for Zycad Corporation.

Mr. Hafeman, a founder of the Company, has served as Vice President of Engineering since August 1989. From December 1984 to August 1989 he served in various positions of engineering management with the Company. Mr. Hafeman was an engineering manager at Scientific Micro Systems, Inc. for eight years prior to his employment with the Company.

Mr. McLaughlin has served as Vice President of Manufacturing since November 1986. From July 1977 to November 1986, he served as Director of Manufacturing of Scientific Micro Systems, Inc.

Mr. Melling has served as Vice President of Marketing since July 1993. From August 1990 to July 1993, Mr. Melling was Vice President of Technical Support. From 1983 until joining IKOS in 1985, Mr. Melling had been a system design engineer at Corvus Systems, a manufacturer of computer networking equipment. Prior to his relationship with Corvus Systems, he was a production and circuit engineer with Hewlett-Packard for four years.

Mr. Stressing has served as Vice President of Worldwide Sales since August 1995. From October 1993 to August 1995 he served as European Sales Director and Vice President, International Sales. From January 1989 to November 1993 he was the proprietor of Premier Consultants, a recruitment and sales agency for IKOS' products in Scandinavia. Prior to founding Premier Consultants, Mr. Stressing was employed in various sales capacities by Zycad Corporation for four years, by Daisy Systems for one year, by Teradyne for four years, and by British Aerospace for thirteen years.

Mr. Henckels has served as a member of the Board since February 1994. Mr. Henckels has been President of LeCroy Corporation, a supplier of test and measurement equipment, since 1993 and Chief Executive Officer since 1994. Mr. Henckels is also a director of LeCroy Corporation. Before joining LeCroy Corporation he was President of U.S. Operations for Racal-Redac, Inc. from 1989 to 1993. From 1983 to 1989 Mr. Henckels was President and Founder of HHB Systems, an EDA company. Before that he was President and founder of HHB Softron, an engineering consulting firm.

Mr. Oyler has served as a member of the Board since October 1991. He is presently President, Chief Executive Officer and Director of Evans & Sutherland Computer Corporation. Evans & Sutherland develops, manufactures and markets high performance systems for various applications with demanding graphics requirements. Prior to his position with Evans and Sutherland, Mr. Oyler was president of AMG, Inc., a process machine design company. From 1976 to 1990 Mr. Oyler worked at Harris Corporation, most recently as Senior Vice President and Sector Executive, where he was responsible for nine operating divisions. Prior to that he held positions as consultant and associate with Booz, Allen & Hamilton in New York, a consulting company.

Mr. Penisten has been a member of the Board of Directors since September 1985. Since September 1985 he has been a general partner of Alpha Partners, a venture capital firm and former investor in the Company. From January 1985 to August 1985, he was a general partner of P & C Venture Partners, a venture capital firm. From 1982 to 1985, he was a Senior Vice President at Gould/AMI. From 1976 to 1982, Mr. Penisten served as Chief Executive Officer of AMI, a semiconductor
manufacturer.   Mr. Penisten is also a director of Bell Micro-Products, Inc. and
Pinnacle Systems, Inc.

All directors hold office until the next annual meeting of stock holders or the election and qualification of their successors. The Board of Directors elects officers annually and such officers serve at the discretion of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held February 8,, 1996, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section captioned "GENERAL INFORMATION- Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)    Financial Statements

             The following financial statements of the Registrant are filed as part of this report:

                                                                                                         Page
                                                                                                         ----

          Report of Ernst & Young LLP, Independent Auditors.........................................     F - 1

          Consolidated Balance Sheets, September 30, 1995 and
           October 1, 1994..........................................................................     F - 2

          Consolidated Statements of Operations for the fiscal years ended
           September 30, 1995, October 1, 1994 and October 2, 1993..................................     F - 3

          Consolidated Statements of Stockholders' Equity for the fiscal years ended
           September 30, 1995, October 1, 1994 and October 2, 1993..................................     F - 4

          Consolidated Statements of Cash Flows for the fiscal years ended
           September 30, 1995, October 1, 1994 and October 2, 1993..................................     F - 5

          Notes to Consolidated Financial Statements................................................     F - 6

          (a)(2)    Financial Statement Schedule

                    The following financial statement schedule of the Registrant are filed as part of this report:

                                                                                                         Page
                                                                                                         ----

          Schedule I -- Valuation and Qualifying Accounts...........................................     S - 1


                    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

          (a)(3)    Exhibits

                    See Index to Exhibits beginning on Page 19 of this report.

          (b) The Company filed no reports on Form 8-K during the fourth quarter ended September 30, 1995.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IKOS Systems, Inc.



                                             /s/   Ramon Nunez
                                             -----------------------------------
                                             Ramon Nunez, Chief Executive
                                             Officer, President and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the date indicated.

                                                  Title                               Date
                                                  -----                               ----

      /s/  Ramon Nunez               Chief Executive Officer, President         December 15, 1995
------------------------------
          (Ramon Nunez)              and Director


    /s/ Gerald S. Casilli            Chairman of the Board                      December 15, 1995
------------------------------
       (Gerald S. Casilli)

    /s/ Joseph W. Rockom             Vice President of Finance and              December 15, 1995
------------------------------
       (Joseph W. Rockom)            Administration and Chief Finance
                                     Officer (Principal Accounting and
                                     Financial Officer) and Secretary

     /s/ Lutz Henckels               Director                                   December 15, 1995
------------------------------
        (Lutz Henckels)

     /s/ James R. Oyler              Director                                   December 15, 1995
------------------------------
        (James R. Oyler)

   /s/ Glenn E. Penisten             Director                                   December 15, 1995
------------------------------
      (Glenn E. Penisten)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
IKOS Systems, Inc.

We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc. as of September 30, 1995 and October 1, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc. at September 30, 1995 and October 1, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP

San Jose, California
October 17, 1995

                              IKOS SYSTEMS, INC.
                         CONSOLIDATED BALANCED SHEETS
                   (in thousands, except per share amounts)

                                                                                September 30,   October 1,
                                                                                    1995          1994
                                                                                -------------   ----------

                                    ASSETS
Current assets:
   Cash and cash equivalents................................................         $  7,305      $  3,422
   Short-term investments...................................................              450           560
   Accounts receivable (net of allowances for
     doubtful accounts of $171 and $122, respectively)......................            6,046         4,884
   Inventories..............................................................            1,328         1,050
   Prepaid expenses and other assets........................................              271           222
                                                                                -------------   -----------
            Total current assets............................................           15,400        10,138
   Equipment and leasehold improvements
     Office and evaluation equipment........................................            2,730         2,576
     Machinery and equipment................................................            4,985         4,664
     Leasehold improvements.................................................              287           267
                                                                                -------------   -----------
                                                                                        8,002         7,507
            Less allowances for depreciation and amortization...............          (6,363)       (5,859)
                                                                                -------------   -----------
                                                                                        1,639         1,648
   Other assets.............................................................              113           343
                                                                                -------------   -----------
                                                                                     $ 17,152      $ 12,129
                                                                                =============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................         $  1,613      $  1,909
   Accrued payroll and related expenses.....................................            1,195           786
   Accrued commissions......................................................              697           650
   Income taxes payable.....................................................              188            13
   Other accrued liabilities................................................              480           360
   Deferred maintenance revenues............................................            3,030         1,979
   Current portion of long-term debt........................................              688           591
                                                                                -------------   -----------
            Total current liabilities.......................................            7,891         6,288
Long-term debt, less current portion........................................            1,300         2,151
Accrued rent................................................................              251           214
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares
     authorized, none issued and outstanding................................               --            --
   Common stock, $.01 par value; 25,000 shares
     authorized,  5,886 and 5,504 shares
     issued and outstanding, respectively...................................               59            55
   Additional paid-in capital...............................................           27,034        25,960
   Accumulated deficit......................................................         (19,383)      (22,539)
                                                                                -------------   -----------
            Total stockholders' equity......................................            7,710         3,476
                                                                                -------------   -----------
                                                                                     $ 17,152      $ 12,129
                                                                                =============   ===========

                See notes to consolidated financial statements

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                       Fiscal Years Ended
                                                                              -------------------------------------
                                                                              September 30,  October 1,  October 2,
                                                                                  1995         1994        1993
                                                                                  ----         ----        ----
Net revenues
   Product.................................................                        $23,713     $17,886    $ 12,917
   Maintenance..........................................                             4,887       3,750       3,611
                                                                              ------------  ----------  ----------
    Total net revenues...................................                           28,600      21,636      16,528
Cost of revenues
   Product.............................................                              5,982       5,000       5,542
   Maintenance............................................                           1,157         930         789
                                                                              ------------  ----------  ----------
    Total cost of revenues.............................                              7,139       5,930       6,331

                                                                              ------------  ----------  ----------
    Gross profit.........................................                           21,461      15,706      10,197

Operating expenses:
   Research and development.........................                                 3,999       3,861       7,896
   Sales and marketing..................................                            11,763       9,447       9,303
   General and administration.........................                               2,301       1,596       1,873
                                                                              ------------  ----------  ----------
    Total operating expenses..........................                              18,063      14,904      19,072

                                                                              ------------  ----------  ----------
Income (loss) from operations........................                               3,398         802      (8,875)

Other income (expense):
   Interest income....................................                                 159          69         130
   Interest expense....................................                              (107)        (75)          --
   Other.............................................                                  117         140          48
                                                                              ------------  ----------  ----------

    Total other income...............................                                  169         134         178
                                                                              ------------  ----------  ----------

Income (loss) before provision for
   income taxes and extraordinary credit.............                                3,567         936     (8,697)
Provision for income taxes..........................                                   411          95          53

                                                                              ------------  ----------  ----------


Income (loss) before extraordinary credit............                                3,156         841     (8,750)
Extraordinary credit - forgiveness of debt.........                                     --         664          --

                                                                              ------------  ----------  ----------
    Net income (loss).................................                             $ 3,156     $ 1,505    ($8,750)
                                                                              ============  ==========  ==========

Earnings (loss) per share:
   Income (loss) before extraordinary credit..........                               $0.51       $0.15     ($1.62)
   Extraordinary credit............................                                     --        0.12          --

                                                                              ------------  ----------  ----------
    Net income (loss)..................................                              $0.51       $0.27     ($1.62)
                                                                              ============  ==========  ==========

Common and common equivalent shares used
   in computing per share amounts...................                                 6,151       5,651       5,415
                                                                              ============  ==========  ==========

               See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
               CONSOLIDATED STARTEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                      Additional                Stockholders'     Total
                                                      Common Stock     Paid-in    Accumulated       Notes      Stockholders'
                                                 -------------------
                                                  Shares     Amount    Capital      Deficit      Receivable       Equity
                                                 --------   --------  ----------  -----------   ------------   -------------

Balance at September 26, 1992..........             5,405        $54     $25,851   ($ 15,294)            $(8)        $10,603

Net issuance of stock under
   employee benefit plans..............                26         --          42           --              --             42
Payments on stockholder's note
   receivable..........................                --         --          --           --               8              8

Net loss...............................                --         --          --      (8,750)              --        (8,750)

                                                 --------   --------  ----------  -----------   -------------  -------------
Balance at October 2, 1993.............             5,431         54      25,893     (24,044)              --          1,903

Net issuance of stock under
   employee benefit plans..............                73          1          67           --              --             68
Net income.............................                --         --          --        1,505              --          1,505

                                                 --------   --------  ----------  -----------   -------------  -------------
Balance at October 1, 1994.............             5,504         55      25,960     (22,539)              --          3,476

Net issuance of stock under
   employee benefit plans..............               382          4       1,074           --              --          1,078
Net income.............................                --         --          --        3,156              --          3,156

                                                 --------   --------  ----------  -----------   -------------  -------------
Balance at September 30, 1995.........              5,886        $59     $27,034   ($ 19,383)              --        $ 7,710
                                                 ========   ========  ==========  ===========   =============  =============

                 See note to consolidated financial statements

                              IKOS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS CASH FLOWS
        Increase (decrease) in cash and cash equivalents (in thousands)

                                                                                     Fiscal years ended
                                                                      ----------------------------------------------
                                                                       September 30,     October 1,      October 2,
                                                                            1995            1994            1993
                                                                      ---------------    -----------    -------------
Operating activities:
   Net income (loss).................................................         $ 3,156        $ 1,505         ($8,750)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization...................................           1,259          2,024            2,628
     Gain (loss) on retirement of equipment..........................              16            (4)                6
     Deferred rent...................................................              37             26              172
     License delivery and technology transfer
       in exchange for debt..........................................              --          (344)               --
   Decrease of long-term debt - forgiveness of note..................              --          (750)            3,600
   Changes in operating assets and liabilities
     Accounts receivable.............................................         (1,162)        (2,069)            1,756
     Inventories.....................................................           (234)            415            (506)
     Prepaid expenses and other current assets.......................            (49)          (168)               20
     Other assets....................................................            (27)             12              (3)
     Accounts payable................................................           (296)          (169)              595
     Accrued payroll and other expenses..............................             409            128               80
     Accrued commissions.............................................              47            357            (111)
     Income taxes payable............................................             175              4              (6)
     Other accrued liabilities.......................................             120          (112)               23
     Deferred maintenance revenues...................................           1,051            543            (190)
                                                                      ---------------    -----------    -------------
       Net cash provided by (used in) operating activities...........           4,502          1,398            (686)

Investing activities:
   Purchases of equipment and leasehold improvements.................         (1,053)          (959)          (1,037)
   Capitalized software development costs............................              --             --            (513)
   Purchase of short-term investments................................              --          (400)            (241)
   Sales of short-term investments                                                 --             --            2,852
   Maturities of short-term investments..............................             110            381               46
                                                                      ---------------    -----------    -------------
       Net cash provided by (used in) investment activities..........           (943)          (978)            1,107

Financing activities:
   Principal payments on long-term borrowings........................           (754)          (683)            (335)
   Borrowing under promissory note...................................              --            750               --
   Sale of common stock..............................................           1,078             68               50
                                                                      ---------------    -----------    -------------
       Net cash provided by (used in) financing activities...........             324            135            (285)

                                                                      ---------------    -----------    -------------

Increase (decrease) in cash and cash equivalents.....................           3,883            555              136
Cash and cash equivalents at beginning of period.....................           3,422          2,867            2,731

                                                                      ---------------    -----------    -------------

Cash and cash equivalents at end of period...........................         $ 7,305        $ 3,422         $  2,867
                                                                      ===============    ===========    =============

Supplemental disclosures of cash flow information:
  Cash paid for income taxes.........................................         $   230        $    91         $     59
  Cash paid for interest.............................................         $   107        $    75         $     --

                 See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

1.   Nature of operations and summary of significant accounting policies
     -------------------------------------------------------------------

     Basis of presentation: The accompanying consolidated financial statements
     ---------------------
     include the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

     On October 20, 1994, the Board of Directors approved a one-for-two reverse stock split of the outstanding shares of common stock of the Company. The reverse stock split was effected on April 24, 1995 and has been presented retroactively within these financial statements.

     Fiscal year: The Company is on a 52-53 week year. Accordingly, September
     -----------
     30, 1995, October 1, 1994 and October 2, 1993 are the fiscal year-ends for 1995, 1994 and 1993, respectively. Fiscal year ended October 2, 1993 was a 53-week fiscal year.

     Cash equivalents and short-term investments: All liquid investments with
     -------------------------------------------
     original maturities of three months or less when purchased are considered to be cash equivalents. Short-term investments are stated at cost, which approximates market, and consist primarily of U.S. treasury securities, commercial paper and other corporate obligations. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

     In May 1993, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the rules, debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings.

     The Company adopted FAS 115 on October 2, 1994 and all debt securities are classified as held-to-maturity. The adoption of FAS 115 had no material impact on the Company's financial position or its operating results during fiscal 1995. The fair values for marketable debt and equity securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying value as of September 30, 1995.

     At September 30, 1995, all held-to-maturity securities were U.S. corporate debt securities.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


1.   Nature of operations and summary of significant accounting policies
     -------------------------------------------------------------------
     (continued):
     ------------

     Inventories: Inventories are stated the lower of cost (first-in, first-out
     -----------
     method) or market. Inventories consist of the following (in thousands):

                                     September 30,  October 1,
                                         1995          1994
                                         ----          ----

          Raw materials............       $  347     $  259
          Work-in-process..........          563        502
          Finished goods...........          418        289
                                          ------     ------
                                          $1,328     $1,050
                                          ======     ======

     Equipment and leasehold improvements: Equipment and leasehold improvements
     ------------------------------------
     are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease.

     Software development costs: The Company capitalizes software development
     --------------------------
     costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For fiscal 1993, the Company capitalized $513,000, respectively. For fiscal 1995 and 1994, such capitalized costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements. During the fiscal 1995, 1994 and 1993, the Company amortized $257,000, $864,000, $662,000, respectively, of previously capitalized software development costs.

     Income taxes: The Company accounts for income taxes in accordance with the
     ------------
     provisions of Financial Accounting Standards Board Statement No. 109 (FAS
     109), "Accounting for Income Taxes." Under FAS 109, the liability method is used in accounting for income taxes.

     Revenue recognition: Product revenues, which include licensing and software
     -------------------
     revenues, are generally recognized on shipment provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor and post-support obligations are accrued upon shipment. Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months.

     Warranty: The Company warrants products sold to customers for ninety days
     --------
     from shipment. A provision for the estimated future cost of warranty is recorded upon shipment.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


1.   Nature of operations and summary of significant accounting policies
     -------------------------------------------------------------------
     (continued):
     ------------

     Net income (loss) per share: Net income (loss) per share is computed using
     ---------------------------
     the weighted average number of shares of common stock and common equivalent shares, when dilutive, from stock options (using the treasury stock method).

     Reclassifications: Certain items in the fiscal 1994 and 1993 financial
     -----------------
     statements have been reclassified to conform with the fiscal 1995 presentation.

2.   Long-term debt
     --------------

                                               September 30,   October 1,
                                                    1995          1994
                                                    ----          ----
                                                     (in thousands)
     Debt obligation to Racal-Redac, Inc.
     payable in sixteen quarterly payments
     through 1998............................         $1,550       $2,100


     Line of credit arrangement with leasing
     company paid over 36 months and bearing
     interest at 1.45% per month.............            438          642
                                                      ------       ------
                                                       1,988        2,742
     Less current portion....................           (688)        (591)
                                                      -------      -------
     Long-term debt...............                    $1,300       $2,151
                                                      ======       ======

     Racal-Redac Agreement - In July 1993, the Company and Racal-Redac, Inc.
     ---------------------
     ("Racal") amended the May 1991 Technology Transfer and Joint Development Agreement which provided for the exchange of certain VHDL technologies and for the joint ownership in certain Racal technology for cash, common stock and future payments based on future sales. Under the terms of the July agreement the original agreement was amended to require payments of $3,600,000 (payable over four years) in lieu of the future payments based on product sales. In April 1994, the Company and Racal re-negotiated the terms of the July 1993 agreement. The new terms reduced overall payments to Racal from the Company by $750,000 and extended the scheduled payments into fiscal 1998. This resulted in an extraordinary credit of $664,000, after being offset by certain related expenses. The Company has also granted Racal a security interest in certain VHDL software developed by the Company with respect to the promissory note to Racal by the Company. In the event that the Company defaults in the payment of the promissory note, Racal may obtain all rights to the software, including access to the source code of the software.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


     Equipment Line - In June 1993, the Company entered into a $2,000,000 equipment financing credit agreement with Phoenix Leasing, Incorporated. The Company drew down $750,000 in March 1994 and at September 30, 1995 had an outstanding balance of $438,000.

     Total payments for all debt over the next three fiscal years are as follows (in thousands):

     Fiscal Year                                       Equipment
                                          Racal-Redac     Line      Total
                                          -----------     ----      -----

     1996...............................       $  450       238    $  688
     1997...............................          750       200       950
     1998...............................          350        --       350
                                               ------      ----    ------
               Total....................       $1,550      $438    $1,988
                                               ======      ====    ======

3.   Commitments
     -----------

     Non cancelable operating leases include building leases which expire in September 2000. The Company has the option to renew its building lease at its principal offices for up to an additional nine years, commencing in September 2000, at the fair market value at the time of renewal. The Company subleases certain facilities. This sublease expires in 1996. Sublease rental income was approximately $117,000, $140,000 and $48,000, in fiscal 1995, 1994 and 1993, respectively. Future minimum rentals from subleases are approximately $71,000.

     Rent expense approximated $901,000, $763,000 and $750,000 in fiscal 1995, 1994 and 1993, respectively.

     Future minimum payments under non cancelable operating leases at September 30, 1995 are as follows (in thousands):


               Fiscal Year                         Amount
               -----------                         ------

               1996........................         $  599
               1997........................            629
               1998........................            659
               1999........................            694
               and thereafter..............            731
                                                    ------
                    Total..................         $3,312
                                                    ======

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995



4.   Stockholders' equity
     --------------------

     Stock option plans:  In 1988, the Company established a Stock Option Plan
     ------------------
     (the Plan) which provides for the granting of options to employees or directors to purchase shares of the Company's common stock.

     Under this plan, the Board of Directors established the option price, which represents a price not less than the fair market value on the date of grant.

                                                    Options and Rights Outstanding
                                                 (in thousands, except per share data)
                                                 -------------------------------------
                                               Number        Aggregate         Price
                                             of Shares    Exercise Price     Per Share
                                             ---------    --------------     ---------

     Balance at September 26, 1992........        800          $ 2,314   $ 0.350- 5.250
        Granted...........................        282            1,220     3.125- 4.625
        Exercised.........................        (26)             (42)    0.350- 3.875
        Forfeitures.......................       (160)            (548)    0.350- 5.250
                                                -----          -------
     Balance at October 2, 1993...........        896            2,944     0.350- 5.250
        Granted...........................        635            2,296     3.375- 4.750
        Exercised.........................        (73)             (68)    0.350- 4.000
        Forfeitures.......................       (185)            (721)    0.350- 5.000
                                                -----          -------
     Balance at October 1, 1994                 1,273            4,451     0.350- 5.250
        Granted...........................        391            2,526     3.500-13.250
        Exercised.........................       (410)          (1,356)    0.350- 6.000
        Forfeitures.......................        (48)            (235)    3.000- 9.250
                                                -----          -------
     Balance at September 30, 1995........      1,206          $ 5,386   $0.350-$13.250
                                                =====          =======

     Exercisable options were approximately 785,000, 651,000 and 514,000 at fiscal year end for 1995, 1994 and 1993, respectively. At September 30, there were approximately 5,000 shares that were exercised and subject to repurchase.

     Vesting provisions with respect to the 1988 Stock Option Plan are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee's six-month employment date and ratably thereafter in monthly installments over three and one-half years.

     Included in the table are options to purchase approximately 73,000 shares of common stock granted outside of the 1988 Stock Plan. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the plan.

     Under the 1988 Stock Option Plan, the Company has reserved 2,143,000 shares for the granting of options of which approximately 2,050,000 shares were granted, leaving approximately 93,000 shares available for grant at September 30, 1995.

     The Company has reserved 1,196,000 shares of common stock for future issuance under the 1988 Stock Option Plan for outstanding options and options available for grant at September 30, 1995 and 73,000 shares of common stock for future issuance of shares granted outside of the option plan.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


4.   Stockholders' equity (continued)
     --------------------------------

     The Company's 1995 Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in June 1995 and will be submitted for approval in February 1996. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors Plan. At September 30, 1995, 30,000 shares were granted to Directors under the plan and are included in the table presented above.

     Preferred Stock Purchase Rights Plan:  The Company has a Preferred Stock
     ------------------------------------
     Purchase Rights Plan (the "Rights Plan") which provides existing shareholders with the right to purchase 1/100 preferred share for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics which are not in the best interests of shareholders. The Board of Directors of the Company has designated 500,000 shares of Series G Preferred Stock, $0.01 par value per share, and has reserved such shares for issuance pursuant to the Company's Rights Plan.

5.   Income taxes
     ------------

     The tax provision consists of the following (in thousands):

                                                    Fiscal Year Ended
                                          -------------------------------------
                                          September 30,  October 1,  October 2,
                                              1995          1994        1993
                                              ----          ----        ----
          Current:
           Federal......................      $  90        $   7       $  --
           State........................        112            3           7
           Foreign......................        209           85          46
                                              -----        -----       -----
                                              $ 411        $  95       $  53
                                              =====        =====       =====

     A reconciliation between the Company's effective tax rate and the U.S. statutory rate (35% in 1995 and 1994; 34% in 1993 ) follows (in thousands):

                                                                          Fiscal Year Ended
                                                               ----------------------------------------
                                                               September 30,   October 1,   October 2,
                                                                    1995          1994         1993
                                                               --------------  -----------  -----------

     Tax provision (benefit) at U.S. statutory rate.........        $ 1,249        $ 328      $(2,957)
     Operating losses (utilized), not utilized..............         (1,170)        (328)       2,957
     Alternative minimum tax................................             90            7           --
     Foreign withholding tax................................            130           85           46
     State taxes............................................            112            3            7
                                                                    -------        -----      -------
                                                                    $   411        $  95      $    53
                                                                    =======        =====      =======

     As of September 30, 1995, the Company had federal and state net operating loss carryforwards of approximately $10,000,000 and $400,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,000,000 and $300,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1997 through 2009, if not utilized.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


5.   Income taxes (continued)
     ------------------------

     Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 1995 and October 1, 1994, are as follows (in thousands):

                                                       September 30,   October 1,
                                                            1995          1994
                                                            ----          ----
        Deferred tax assets:
         Net operating loss carryforwards.........        $ 3,500       $ 5,000
         Research credits.........................          1,200         1,200
         Capitalized software.....................          1,600         2,800
         Deferred revenue.........................          1,200           733
         Accrued expenses and reserves............            700          (233)
                                                          -------       -------
           Total deferred tax assets..............          8,200         9,500
           Valuation allowance for deferred tax
            assets................................         (8,200)       (9,500)
                                                          -------       -------
        Net deferred tax assets.................          $    --       $    --
                                                          =======       =======

     The net valuation allowance decreased by $1,300,000 and $800,000 during the twelve months ended September 30, 1995 and October 1, 1994.

     Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization, primarily due to the Company having cumulative losses in the last three years, which causes predictability of earnings in the early future years to be uncertain.


6.   Geographic, major customers and concentration of credit risks
     -------------------------------------------------------------

     The Company and its subsidiaries operate in one segment, principally the development, manufacture, sale and service of high performance hardware-assisted systems for simulation of integrated circuits (ICs) and IC-based electronic systems. The Company sells its products to a broad range of customers in the communications, semiconductor, multimedia/graphics, computer, aerospace and consumer electronics industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


6.   Geographic, major customers and concentration of credit risks (continued)
     -------------------------------------------------------------------------

     Total international sales by geographic region, including export sales and foreign operation net revenues, are as follows (in thousands):

                                         Fiscal Year Ended
                               --------------------------------------
                                September 30,  October 1,  October 2,
                                    1995          1994        1993
                                    ----          ----        ----

               Far East            $ 4,841      $2,511      $1,276
               Europe                5,613       3,008       1,801
               Other                   106          64         253
                                   -------      ------      ------
                                   $10,560      $5,583      $3,330
                                   =======      ======      ======

     For the fiscal year ended September 30, 1995, one distributor accounted for approximately 15% of net revenues. In fiscal 1994, one customer and one distributor accounted for approximately 18% and 10% of net revenues, respectively. In fiscal 1993, no customer accounted for more than 10% of net revenues.

7.   Subsequent events
     -----------------

     In October 1995, the Company sold 1,150,000 shares of common stock in a public offering resulting in net proceeds to the Company of approximately $10,500,000.

                              IKOS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                    Balance at    Charged to                   Balance at
                                    Beginning      Costs and     Deductions       End
                                    of Period      Expenses      Write-offs    of Period
                                  -------------  ------------  -------------  -----------

Allowance for doubtful accounts:

  Year ended October 2, 1993              $122         $  --          $  --          $122
                                          ====         =====          =====          ====

  Year ended October 1, 1994              $122         $  --          $  --          $122
                                          ====         =====          =====          ====

  Year ended September 30, 1995           $122         $  49          $  --          $171
                                          ====         =====          =====          ====




Warranty reserve:

  Year ended October 2, 1993              $ 60         $  34          $  --          $ 94
                                          ====         =====          =====          ====

  Year ended October 1, 1994              $ 94         ($18)          $  --          $ 76
                                          ====         =====          =====          ====

  Year ended September 30, 1995           $ 76         $  18          $  --          $ 94
                                          ====         =====          =====          ====

                               INDEX TO EXHIBITS

Exh. No.                      Documentation Description                                   Page
-------                       -------------------------                                   ----

 4.1      Certificate of Amendment of Certificate of Incorporation filed May 5,
          1994 (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective October 12, 1995.)

 4.2      Certificate of Amendment of Certificate of Incorporation filed April
          24, 1995 (Incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-2 effective October 12, 1995.)

4.4 Rights agreement dated as of January 27, 1992 between the Company and Manufacturers Hanover Trust Company of California, Rights Agent.
          (Incorporated by reference to Exhibit (C)1, in the Company's report on Form 8-K filed February 10, 1992.)

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

10.3 1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.4      Patent Cross License Agreement dated May 17, 1989 with Zycad
          Corporation.  (Incorporated by reference from Zycad Corporation's
          Annual Report on Form 10-K filed April 2, 1990.) (Incorporated by reference to Exhibit 10.20 of the Company's registration statement on Form S-1 effective July 25, 1990.)

10.5      International Distributorship Agreement dated April 11, 1988, with C.
          Itoh & Co., Ltd. (with certain confidential portions excised).
          (Incorporated by reference to Exhibit 10.24 of the Company's registration statement on Form S-1 effective July 25, 1990.)

Exh. No.                      Documentation Description                                   Page
-------                       -------------------------                                   ----

10.6      OEM Software License Agreement between CAD Language Systems, Inc. and
          IKOS Systems, Inc. dated June 22, 1989 and amendment dated September
          1991.  (Incorporated by reference to Exhibit 10.18 of the Company's
          Annual Report for the year ended September 28, 1991.)

10.7      Technology Transfer and Joint Development Agreement with Racal-Redac,
          Inc. dated July 1, 1993 (with certain portions excised).
          (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1993.)

10.8      Settlement Agreement and Release dated March 31, 1994 between Racal
          Redac, Inc. and the Company (Incorporated by reference to Exhibit
          10.13 of the Company's registration statement on Form S-2 effective
          October 12, 1995)

10.9      Software License Agreement with Compass Design Automation dated
          December 31, 1993.  (Incorporated by reference to Exhibit 10.17 of the
          Company's quarterly report on Form 10-Q for the quarter ended January
          1, 1994.)

10.10     Agreement dated June 2, 1994, by and between the Company and Gerald S.
          Casilli. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.11     Agreement dated June 2, 1994, by and between the Company and William
          B. Fazakerly. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)


10.12     Agreement dated June 2, 1994, by and between the Company and Daniel R.
          Hafeman. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.13     Agreement dated June 2, 1994, by and between the Company and Stephen
          McLaughlin. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

Exh. No.                      Documentation Description                                   Page
-------                       -------------------------                                   ----

10.14     Agreement dated June 2, 1994, by and between the Company and Larry A.
          Melling. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.15     Agreement dated June 2, 1994, by and between the Company and Ramon A.
          Nunez. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.16     Agreement dated June 2, 1994, by and between the Company and Joseph W.
          Rockom. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.17 The Company's 1995 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-2 effective October 12, 1995)

10.18     Employment Agreement dated September 27, 1994 by and between the
          Company and Ramon A. Nunez. (Incorporated by reference to Exhibit
          10.23 of the Company's registration statement on Form S-2 effective
          October 12, 1995)

10.19     Development and OEM Agreement for Verilog/IKOS Co-simulation Interface dated August 26, 1994 by and between the Company and Precedence
          Incorporated. (Incorporated by reference to Exhibit 10.24 of the
          Company's registration statement on Form S-2 effective October 12,
          1995)

10.20     Agreement dated June 19, 1995 by and between the Company and William
          B. Fazakerly.

11.1      Statement of Computation of Earnings per Share.

22.1      List of Subsidiaries.

23.1      Consent of Ernst & Young LLP, Independent Auditors.