Form 10-Q
period 1995-12-30
IKOS SYSTEMS INC
filed 1996-02-12
CIK 756365

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             --------------------


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 30, 1995 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER 0-18623


                             --------------------


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
                                (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK $.01 PAR VALUE                               7,052,000
 ---------------------------                               ---------
      (Title of Class)                     (Outstanding as of December 30, 1995)


===============================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 30, 1995


                                     INDEX
                                     -----

                                                                        PAGE
Part I:   Financial Information

          Item 1: Financial Statements

                  Consolidated Balance Sheets at
                    December 30, 1995 and September 30, 1995...........   3

                  Consolidated Statements of Income
                    for the three months ended
                    December 30, 1995 and December 31, 1994............   4

                  Consolidated Statements of Cash Flows
                    for the three months ended
                    December 30, 1995 and December 31, 1994............   5

                  Notes to Consolidated Financial Statements...........   6

          Item 2: Management's Discussion and Analysis
                    of Financial Condition and Results of Operations...   8

Part II:  Other Information

          Item 6: Exhibits and Reports on Form 8-K.....................  10

          Signatures...................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 December 30,    September 30,
                                                                     1995             1995
                                                                 -------------   --------------
                                                                 (Unaudited)         (1)
                       ASSETS
Current assets:
 Cash and cash equivalents....................................       $ 16,459         $  7,305
 Short-term investments.......................................          5,505              450
 Accounts receivable (net of allowances for
  doubtful accounts of $196 and $171, respectively)...........          3,813            6,046
 Inventories..................................................          1,637            1,328
 Prepaid expenses and other current assets....................            131              271
                                                                     --------         --------
   Total current assets.......................................         27,545           15,400
Equipment and leasehold improvements:
 Office and evaluation equipment..............................          2,879            2,730
 Machinery and equipment......................................          5,025            4,985
 Leasehold improvements.......................................            305              287
                                                                     --------         --------
                                                                        8,209            8,002
   Less allowances for depreciation and amortization..........         (6,319)          (6,363)
                                                                     --------         --------
                                                                        1,890            1,639
Other assets..................................................            114              113
                                                                     --------         --------
                                                                     $ 29,549         $ 17,152
                                                                     ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................       $  2,294         $  1,613
 Accrued payroll and related expenses.........................          1,217            1,195
 Accrued commissions..........................................            168              697
 Income taxes payable.........................................            226              188
 Other accrued liabilities....................................            166              480
 Deferred maintenance revenues................................          3,844            3,030
 Current portion of long-term debt............................            676              688
                                                                     --------         --------
   Total current liabilities..................................          8,591            7,891

Long-term debt, less current portion..........................          1,106            1,300
Accrued rent..................................................            251              251

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares authorized,
  none issued or outstanding..................................             --               --
 Common stock, $.01 par value; 25,000 shares authorized,
  7,052 and 5,886 issued and outstanding, respectively........             71               59
 Additional paid-in capital...................................         37,538           27,034
 Accumulated deficit..........................................        (18,008)         (19,383)
                                                                     --------         --------
   Total stockholders' equity.................................         19,601            7,710
                                                                     --------         --------
                                                                     $ 29,549         $ 17,152
                                                                     ========         ========

(1) These amounts have been derived from audited financial statements

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended
                                             -----------------------------
                                             December 30,    December 31,
                                                 1995            1994
                                             -------------   -------------
Net revenues:
  Product...............................         $7,639          $5,030
  Maintenance...........................          1,638           1,078
                                                 ------          ------
       Total net revenues...............          9,277           6,108

Cost of revenues:
  Product...............................          1,917           1,314
  Maintenance...........................            219             330
                                                 ------          ------
       Total cost of revenues...........          2,136           1,644
                                                 ------          ------

Gross profit............................          7,141           4,464

Operating expenses:
  Research and development..............          1,541             919
  Sales and marketing...................          3,494           2,582
  General and administrative............            689             483
                                                 ------          ------
       Total operating expenses.........          5,724           3,984
                                                 ------          ------

Income from operations..................          1,417             480

Other income (expense):
  Interest income.......................            197              23
  Interest expense......................            (18)            (38)
  Other income..........................             29              29
                                                 ------          ------
       Total other income...............            208              14
                                                 ------          ------

Income before income taxes..............          1,625             494

Provision for income taxes..............            250              46
                                                 ------          ------
Net income..............................         $1,375          $  448
                                                 ======          ======

Net income per share....................         $ 0.18          $ 0.08
                                                 ======          ======

Common and common equivalent shares
  used in computing per share amounts...          7,519           5,783
                                                 ======          ======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)


                                                                    Three Months Ended
                                                               -----------------------------
                                                               December 30,    December 31,
                                                                   1995            1994
                                                               -------------   -------------
Operating activities:
 Net income...............................................        $ 1,375         $   448
 Adjustment to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization...........................            243             350
  Loss on retirement of equipment.........................             --               2
  Deferred rent...........................................             --               9
 Changes in operating assets and liabilities:
  Accounts receivable.....................................          2,233          (1,350)
  Inventories.............................................           (309)            (16)
  Prepaid expenses and other current assets...............            140              53
  Other assets............................................             (1)              5
  Accounts payable........................................            681             (83)
  Accrued payroll and other expenses......................             22             (52)
  Accrued commissions.....................................           (529)           (447)
  Income taxes payable....................................             38             (13)
  Other accrued liabilities...............................           (314)           (143)
  Deferred maintenance revenues...........................            814             217
                                                                  -------         -------
    Net cash provided by (used in) operating activities...          4,393          (1,020)

Investing activities:
 Purchases of equipment and leasehold improvements........           (494)           (109)
 Purchase of short-term investments.......................         (5,505)             (6)
 Maturities of short-term investments.....................            450              --
                                                                  -------         -------
   Net cash used in investing activities..................         (5,549)           (115)

Financing activities:
 Principal payments on long-term borrowings...............           (206)            (85)
 Sale of common stock.....................................         10,516               8
                                                                  -------         -------
   Net cash provided by (used in) financing activities....         10,310             (77)
                                                                  -------         -------

Increase (decrease) in cash and cash equivalents..........          9,154          (1,212)
Cash and cash equivalents at beginning of period..........          7,305           3,422
                                                                  -------         -------
Cash and cash equivalents at end of period................        $16,459         $ 2,210
                                                                  =======         =======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The accompanying consolidated financial statements at December 30, 1995 and for the three month periods ended December 30, 1995 and December 31, 1994, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 1995 included in the Form 10-K as filed with the Securities and Exchange Commission on December 22, 1995. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three month period ended December 30, 1995 are not necessarily indicative of results expected for the full year.

2.   Short-Term Investments

     The Company accounts for certain investments in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." All debt securities of the Company are classified as held-to-maturity. The fair values for marketable debt securities are based on quoted market prices. The Company's investments are primarily U.S. Treasury Securities and U.S. Corporate notes.

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

4.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                        December 30,     September 30,
                                            1995              1995
                                        ------------     -------------

              Purchase parts                $  232           $  347
              Work-in-process                1,144              563
              Finished goods                   261              418
                                            ------           ------

               Total inventories            $1,637           $1,328
                                            ======           ======

5.   Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options have been included in the computation when dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

First quarter net revenues totaled $9,277,000, an increase of approximately 52% over the same quarter in fiscal 1995. The increase is primarily the result of the continued growth in sales of the Voyager product line and the introduction of the new Gemini product during the latter part of fiscal year 1995. These products contributed the vast majority of product net revenues during the three months ending December 30, 1995. Product net revenues exclude maintenance, consulting, training, rentals and other non-product related sales.

Maintenance revenue for the quarter increased substantially over the same quarter of the previous fiscal quarter as a result of the growing customer base.

International sales for the quarter increased approximately 8% over the same quarter in fiscal 1995 and accounted for approximately 22% of total sales for the quarter. As the Company continues to penetrate the Asian market, international sales are expected to increase during the year.

GROSS PROFIT MARGINS

Gross profit margins improved to approximately 77% of net revenues for the first quarter of fiscal 1996, an increase from approximately 73% for the first quarter of fiscal 1995. The increase was primarily the result of increases in maintenance revenues and a reduction in maintenance expenses. The maintenance revenue increase is a direct result of the growing customer base. The reduced expenses are a result of the transfer of certain personnel from maintenance support to marketing without any replacements during the quarter. Gross profit margins are expected to remain strong in subsequent quarters provided revenues of newer products continue to increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the first quarter of fiscal 1996 totaled $1,541,000, representing an increase of approximately 68% over the same quarter of fiscal year 1995. The increase was primarily attributable to the acquisition of software technology. Additionally research and development expenses have increased as a result of increased headcount and associated expenses. The Company expects research and development expenses to increase in absolute dollars over the remainder of the year but remain flat as a percentage of revenues over that same period as the Company continues to develop its future generation of products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $912,000 to $3,494,000 for the first quarter of 1996 when compared to the same period in fiscal 1995. The increase is primarily the result of additional headcount and increased commissions as a result of higher revenue levels, as well as increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the next three fiscal quarters reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $689,000 in the first quarter of fiscal 1996. This compares to $489,000 for the same period in fiscal 1995. The increase is due to several factors including additional headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to increase slightly in absolute dollars and decrease as a percent of net revenues over the next three fiscal quarters of fiscal 1996 as a result of increased headcount, salaries and related expenses.

INCOME TAXES

The provision for income taxes consists primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 1995, the Company had $21,964,000 in cash, cash equivalents and short term investments which compares to $7,755,000 as of September 30, 1995.

Net cash provided by operating activities was $4,393,000 for the three months ended December 30, 1995 and was primarily due to net income, a substantial reduction in outstanding accounts receivable, depreciation and amortization and increased deferred maintenance revenues partially offset by increase in inventories and a decrease in accrued commissions and other accrued liabilities.

Net cash used in investing activities was approximately $5,549,000 due primarily to net purchases of approximately $5,505,000 of short-term investments and $494,000 of equipment during the three months ended December 30, 1995. The Company expects capital expenditures to increase throughout the remainder of the year as the expected headcount additions will require additional workstations.

Net cash provided by financing activities for the three months ended December 30, 1995 was $10,310,000 which was a result of the completion of the Company's public stock offering and the exercise of options by Company employees.
Proceeds from the sale of 1,150,000 shares of common stock, net of offering costs, was approximately $10,450,000. Offsetting the increases in cash provided by financing activities were principal payments of approximately $206,000 on long-term debt.

The Company's primary unused sources of funds at December 30, 1995, consisted of $21,964,000 of cash, cash equivalents and short term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, a developing market and continued acceptance of the Company's products, changes in the marketplace and increased levels of competition for the Company, the Company's dependence upon third-party suppliers and the Company's intellectual property rights. Further information on potential factors which could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and the Company's Registration Statement on Form S-2, effective October 12, 1995.

                          PART II.  OTHER INFORMATION


ITEMS 1-5.  Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.


(a) INDEX TO EXHIBITS

Exh. No.                          Documentation Description                                      Page
-------                           -------------------------                                      ----
 4.1         Certificate of Amendment of Certificate of Incorporation filed May 5,
             1994. (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective October 12, 1995.)

 4.2         Certificate of Amendment of Certificate of Incorporation filed April 24,
             1995. (Incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-2 effective October 12, 1995.)

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

Exh. No.                          Documentation Description                                      Page
-------                           -------------------------                                      ----
10.7         Technology Transfer and Joint Development Agreement with Racal-Redac,
             Inc. dated July 1, 1993 (with certain portions excised).  (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form
             10-Q for the quarter ended July 3, 1993.)

10.8         Settlement Agreement and Release dated March 31, 1994 between Racal
             Redac, Inc. and the Company. (Incorporated by reference to Exhibit 10.13 of the Company's registration  statement  on  Form  S-2  effective
             October 12, 1995.)

10.9         Software License Agreement dated December 31, 1993 between Compass Design
             Automation and the Company.  (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended
             January 1, 1994.)

10.10        Agreement dated June 2, 1994, between the Company and Gerald S. Casilli.
             (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.11        Agreement dated June 2, 1994, between the Company and William B.
             Fazakerly.  (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.12        Agreement dated June 2, 1994, between the Company and Daniel R. Hafeman.
             (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.13        Agreement dated June 2, 1994, between the Company and Stephen M.
             McLaughlin.  (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.14        Agreement dated June 2, 1994, between the Company and Lawrence A.
             Melling.  (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.15        Agreement dated June 2, 1994, between the Company and Ramon A. Nunez.
             (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.16        Agreement dated June 2, 1994, between the Company and Joseph W. Rockom.
             (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.17        The Company's 1995 Outside Directors Stock Option Plan.  (Incorporated by
             reference to Exhibit 10.22 of the Company's registration statement on
             Form S-2 effective October 12, 1995.)

Exh. No.                          Documentation Description                                      Page
-------                           -------------------------                                      ----
10.18        Development and OEM Agreement for Verilog/IKOS Co-simulation Interface dated August 26, 1994 by and between the Company and Precedence
             Incorporated.  (Incorporated by reference to Exhibit 10.24 of the
             Company's registration statement on Form S-2 effective October 12, 1995.)

10.19        Agreement dated June 19, 1995 by and between the Company and William B.
             Fazakerly. (Incorporated by reference to Exhibit 10.20 of the Company's annual report on Form 10-K for the year ended September 30, 1995.)

10.20 Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and the Company dated December 27, 1995.

10.21        Amended and Restated Employment Agreement dated August  1, 1995 by and between the Company and Ramon Nunez.

11.1         Statements of Computation of Earnings Per Share

27.1         Financial Data Schedule


(b) REPORTS ON FORM 8-K  -  Not applicable


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IKOS SYSTEMS, INC.
                                    -----------------
                                    Registrant



Date:  February 9, 1996             /s/  Joseph W. Rockom
       ----------------             ---------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer