Form 10-Q
period 1996-03-30
IKOS SYSTEMS INC
filed 1996-05-13
CIK 756365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

(Mark One)
[X]                 Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended March 30, 1996 or
[   ]               Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to
__________

COMMISSION FILE NUMBER 0-18623

                              -------------------

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
                                 (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK $.01 PAR VALUE                        7,264,000
   ---------------------------
        (Title of Class)                   (Outstanding as of March 30, 1996)

================================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 30, 1996


                                     INDEX
                                     -----


Part I:  Financial Information

Item 1:   Financial Statements
                                                                    PAGE
          Consolidated Balance Sheets at
            March 30, 1996 and September 30, 1995..............      3

          Consolidated Statements of Income
            for the three and six months ended
            March 30, 1996 and April 1, 1995...................      4

          Consolidated Statements of Cash Flows
            for the six months ended
            March 30, 1996 and April 1, 1995...................      5

          Notes to Consolidated Financial Statements...........      6

 Item 2:    Management's Discussion and Analysis
            of Financial Condition and Results of Operations...      8

Part II:  Other Information

     Item 6:  Exhibits and Reports on Form 8-K ................     10
     Signatures................................................     12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                  March 30,    September 30,
                                                                    1996            1995
                                                                 -----------   --------------
                                                                 (Unaudited)              (1)
    ASSETS
Current assets:
 Cash and cash equivalents....................................     $ 13,166         $  7,305
 Short-term investments.......................................        9,616              450
 Accounts receivable (net of allowances for
  doubtful accounts of $221 and $171, respectively)...........        3,857            6,046
 Inventories..................................................        2,121            1,328
 Prepaid expenses and other current assets....................          280              271
                                                                   --------         --------
   Total current assets.......................................       29,040           15,400
Equipment and leasehold improvements:
 Office and evaluation equipment..............................        3,197            2,730
 Machinery and equipment......................................        5,131            4,985
 Leasehold improvements.......................................          303              287
                                                                   --------         --------
                                                                      8,631            8,002
   Less allowances for depreciation and amortization..........       (6,292)          (6,363)
                                                                   --------         --------
                                                                      2,339            1,639
Other assets..................................................        1,455              113
                                                                   --------         --------
                                                                   $ 32,834         $ 17,152
                                                                   ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................     $  2,719         $  1,613
 Accrued payroll and related expenses.........................        1,427            1,195
 Accrued commissions..........................................          186              697
 Income taxes payable.........................................          275              188
 Other accrued liabilities....................................          168              480
 Deferred maintenance revenues................................        3,971            3,030
 Current portion of long-term debt............................          450              688
                                                                   --------         --------
   Total current liabilities..................................        9,196            7,891

Long-term debt, less current portion..........................          800            1,300
Accrued rent..................................................          248              251

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares authorized,
  none issued or outstanding..................................           --               --
 Common stock, $.01 par value; 25,000 shares authorized,
  7,264 and 5,886 issued and outstanding, respectively........           73               59
 Additional paid-in capital...................................       38,115           27,034
 Accumulated deficit..........................................      (15,598)         (19,383)
                                                                   --------         --------
   Total stockholders' equity.................................       22,590            7,710
                                                                   --------         --------
                                                                   $ 32,834         $ 17,152
                                                                   ========         ========

(1)  These amounts have been derived from audited financial statements

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                             Three Months Ended        Six Months Ended
                                           ----------------------   ----------------------
                                           March 30,    April 1,    March 30,    April 1,
                                              1996        1995         1996        1995
                                           ----------   ---------   ----------   ---------
Net revenues:
  Product...............................     $ 9,332      $5,504      $16,971     $10,534
  Maintenance...........................       1,822       1,176        3,460       2,254
                                             -------      ------      -------     -------
       Total net revenues...............      11,154       6,680       20,431      12,788

Cost of revenues:
  Product...............................       2,066       1,447        3,983       2,761
  Maintenance...........................         331         216          550         546
                                             -------      ------      -------     -------
       Total cost of revenues...........       2,397       1,663        4,533       3,307
                                             -------      ------      -------     -------

Gross profit............................       8,757       5,017       15,898       9,481

Operating expenses:
  Research and development..............       1,727       1,035        3,268       1,954
  Sales and marketing...................       3,417       2,686        6,911       5,268
  General and administrative............       1,034         551        1,723       1,034
                                             -------      ------      -------     -------
       Total operating expenses.........       6,178       4,272       11,902       8,256
                                             -------      ------      -------     -------
Income from operations..................       2,579         745        3,996       1,225

Other income (expense):
  Interest income.......................         285          26          482          49
  Interest expense......................         (24)        (25)         (42)        (63)
  Other income..........................          30          29           59          58
                                             -------      ------      -------     -------
       Total other income...............         291          30          499          44
                                             -------      ------      -------     -------

Income before income taxes..............       2,870         775        4,495       1,269
Provision for income taxes..............         460          60          710         106
                                             -------      ------      -------     -------
Net income..............................     $ 2,410      $  715      $ 3,785     $ 1,163
                                             =======      ======      =======     =======

Net income per share....................       $0.31       $0.12        $0.49       $0.20
                                             =======      ======      =======     =======

Common and common equivalent shares
  used in computing per share amounts...       7,843       6,011        7,681       5,897
                                             =======      ======      =======     =======


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)


                                                               Six Months Ended
                                                            ----------------------
                                                            March 30,    April 1,
                                                               1996        1995
                                                            ----------   ---------
Operating activities:
 Net income..............................................    $  3,785     $ 1,163
 Adjustment to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..........................         493         684
  Loss on retirement of equipment........................          19           2
  Deferred rent..........................................          (3)         18
 Changes in operating assets and liabilities:
  Accounts receivable....................................       2,189      (1,919)
  Inventories............................................        (793)        (65)
  Prepaid expenses and other current assets..............          (9)        (38)
  Other assets...........................................         (92)        (12)
  Accounts payable.......................................       1,106         283
  Accrued payroll and other expenses.....................         232          13
  Accrued commissions....................................        (511)       (328)
  Income taxes payable...................................          87         (20)
  Other accrued liabilities..............................        (312)        (58)
  Deferred maintenance revenues..........................         941         437
                                                             --------     -------
    Net cash provided by operating activities............       7,132         160

Investing activities:
 Purchases of equipment and leasehold improvements.......      (1,212)       (418)
 Investment in Virtual Machine Works, Inc................      (1,250)         --
 Purchase of short-term investments......................     (10,755)        (14)
 Maturities of short-term investments....................       1,589          --
                                                             --------     -------
   Net cash used in investing activities.................     (11,628)       (432)

Financing activities:
 Principal payments on long-term debt....................        (738)       (250)
 Sale of common stock....................................      11,095          60
                                                             --------     -------
   Net cash provided by (used in) financing activities...      10,357        (190)
                                                             --------     -------

Increase (decrease) in cash and cash equivalents.........       5,861        (462)
Cash and cash equivalents at beginning of period.........       7,305       3,422
                                                             --------     -------
Cash and cash equivalents at end of period...............    $ 13,166     $ 2,960
                                                             ========     =======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying consolidated financial statements at March 30, 1996 and for the three and six month periods ended March 30, 1996 and April 1, 1995, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 1995 included in the Form 10-K as filed with the Securities and Exchange Commission on December 22, 1995. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six month periods ended March 30, 1996 are not necessarily indicative of results expected for the full year.

2.   Revenue Recognition

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

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                        March 30,   September  30,
                          1996           1995
                        ---------   --------------

Purchased parts            $  164   $  347
Work-in-process             1,497      563
Finished goods                460      418
                           ------   ------

 Total inventories         $2,121   $1,328
                           ======   ======

4.   Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from dilutive options have been included in the computation using the treasury stock method.

5.   Subsequent Event

     In March 1996, the Company entered into a binding letter of intent to acquire Virtual Machine Works Inc. (VMW), a developer of logic emulator products. Under the terms of the letter of intent, if the deal is consummated, the Company will pay approximately $10,000,000 in cash and issue approximately $5,000,000 in stock and stock options to the VMW stock and option holders plus acquisition costs. In connection with the proposed acquisition, the Company advanced VMW approximately $1,250,000 in exchange for a note. The advance is included in other assets in the accompanying financial statements. The Company may advance VMW an additional $1,250,000 prior to the closing. In the event the acquisition is not completed, any cash advances will be converted to stock of VMW. The transaction is expected to be completed in May 1996. In connection with the acquisition, the Company expects to write off up to $10,000,000 of the acquisition price related to the in-process research and development being acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

Net revenues for the three month period ended March 30, 1996 were $11,154,000, an increase of approximately 67% over the same quarter in fiscal 1995. Revenues for the six month period ended March 30, 1996 were $20,431,000, representing an increase of approximately 60% over the same period in 1995. The increase for the three and six month periods ended March 30, 1996 is primarily the result of the continued growth in sales of the Voyager product line (primarily the NSIM product) and the Gemini product line which was introduced during the second half of fiscal year 1995. These products contributed the vast majority of product net revenues during the three and six months ending March 30, 1996.

Maintenance revenue for the three and six months ended March 30, 1996 increased 55% and 54%, respectively, over the same periods of the previous fiscal year as a result of growth in the installed base of systems.

International sales for the three and six months ended March 30, 1996, were $4,416,000 and $6,364,000, respectively, representing increases of approximately 102% and 64%, respectively, over the same periods in fiscal 1995. International sales accounted for approximately 39% and 31% of total sales, respectively, for the same current year periods.

GROSS PROFIT MARGINS

Gross profit margins improved to approximately 78% of net revenues for each of the three and six months ended March 30, 1996, as compared to 75% and 74%, respectively, for the same periods of fiscal 1995. The increase for the three month period was primarily the result of a change in product mix to a greater percentage of higher margin newer products. The increase for the six months ended March 30, 1996 was primarily the result of increased maintenance revenues without any significant increases in maintenance costs as well as the positive margin impact from product revenue mix generated in the second quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and six months ended March 30, 1996 were $1,727,000 and $3,268,000, respectively, each representing an increase of approximately 67% over the same period of fiscal year 1995. The increase for the three month period was primarily the result of increased headcount and associated expenses. In addition to the increased personnel expenses, research and development costs increased significantly during the six month period as a result of the acquisition in the first quarter of 1996 of certain technology that had not yet reached technological feasibility and did not have alternative future uses. The Company expects research and development expenses to increase in absolute dollars over the remainder of the year as the Company continues its product enhancement, new product development and technology development programs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three and six month periods ended March 30, 1996, increased to $3,417,000 and $6,911,000, respectively, representing increases of 27% and 31%, respectively, when compared to the same periods in fiscal 1995. The increases are primarily the result of increased headcount, increased commissions as a result of higher revenue levels and increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the next two fiscal quarters reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,034,000 and $1,723,000 for the three and six month periods ended March 30, 1996, respectively, representing an increase of 88% and 67%, respectively, for the same periods in fiscal 1995. The increases are due primarily to additional headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to increase slightly in absolute dollars and decrease as a percentage of net revenues over the remainder of fiscal 1996.

INCOME TAXES

The provision for income taxes consists primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1996, the Company had $22,782,000 in cash, cash equivalents and short term investments which compared to $7,755,000 as of September 30, 1995.

Net cash provided by operating activities was $7,132,000 for the six months ended March 30, 1996 and was primarily due to net income plus depreciation and amortization, a reduction in outstanding accounts receivable, increased deferred maintenance revenues and accounts payable partially offset by an increase in inventories and a decrease in accrued commissions and other accrued liabilities.

Net cash used in investing activities was approximately $11,628,000 due primarily to the advance to VMW of $1,250,000 and the net purchases of approximately $9,166,000 of short-term investments and $1,212,000 of equipment, primarily engineering workstations, during the six months ended March 30, 1996. The Company expects additional capital expenditures throughout the remainder of the year as expected headcount additions will require additional engineering workstations.

Net cash provided by financing activities for the six months ended March 30, 1996 was $10,357,000 which was a result of the completion of the Company's public stock offering in October 1995 and the exercise of options by Company employees. Proceeds from the sale of 1,150,000 shares of common stock, net of offering costs, were approximately $10,450,000. Offsetting the increases in cash provided by financing activities were principal payments of approximately $738,000 on long-term debt.

During the quarter, the Company signed a binding letter of intent to acquire Virtual Machine Works, Inc. (VMW). Under the terms of the letter of intent, if the acquisition is consummated, the Company will pay approximately $10,000,000 in cash and $5,000,000 in stock and stock options to VMW stock and option holders plus acquisition costs. In connection with the proposed acquisition, the Company advanced VMW approximately $1,250,000 in exchange for a note. The Company may advance VMW an additional $1,250,000 prior to the closing. In the event the acquisition is not completed, any cash advances will be converted to stock of VMW. As a result of the proposed acquisition, the Company is expecting to take a one-time charge of up to $10,000,000 relating to in-process research and development. The majority of initial expenditures are expected to be in the research and development area as the Company attempts to get VMW products developed and ready for sale. Such efforts may require additional capital equipment spending and other such costs in the near-term, including anticipated integration costs. As a result of the anticipated one-time charge and increased research and development spending generated by the on-going VMW operations, the Company may incur a net loss for the third quarter ending June 29, 1996 and for the year ending September 28, 1996. The transaction is expected to be completed in May 1996.

The Company's primary unused sources of funds at March 30, 1996, consisted of $22,782,000 of cash, cash equivalents and short term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its anticipated financing needs for the proposed VMW acquisition and its capital and operational needs for at least the next twelve months. The Company's future cash requirements may also be financed through additional equity or debt financing.

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

Exh. No.                Documentation Description                           Page
- --------                -------------------------                           ----


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

Exh. No.                Documentation Description                           Page
- --------                -------------------------                           ----


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

10.20 Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and the Company dated December 27, 1995. (Incorporated by reference to Exhibit
       10.19 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

10.21 Amended and Restated Employment Agreement dated August 1, 1995 by and between the Company and Ramon Nunez. (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

11.1   Statements of Computation of Earnings Per Share

27.1   Financial Data Schedule



(b) REPORTS ON FORM 8-K  -  Not applicable


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IKOS SYSTEMS, INC.
                                    ------------------
                                    Registrant



Date:  May 13, 1996                 /s/  Joseph W. Rockom
       ------------                 ----------------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer