Form 10-Q
period 1996-06-29
IKOS SYSTEMS INC
filed 1996-08-13
CIK 756365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 -----------------------------------------------

                                   FORM 10-Q

(Mark One)
[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended June 29, 1996 or
[_]       Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER 0-18623

                 ---------------------------------------------

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
                                 (408) 255-4567



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                 ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $.01 PAR VALUE                     7,513,000
     ---------------------------
          (Title of Class)              (Outstanding as of June 29, 1996)

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 29, 1996


                                     INDEX
                                     -----


Part I:  Financial Information

Item 1:  Financial Statements
                                                                            PAGE
         Consolidated Balance Sheets at
           June 29, 1996 and September 30, 1995............................    3

         Consolidated Statements of Operations
           for the three and nine months ended
           June 29, 1996 and July 1, 1995..................................    4

         Consolidated Statements of Cash Flows
           for the nine months ended
           June 29, 1996 and July 1, 1995..................................    5

         Notes to Consolidated Financial Statements........................    6

Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results of Operations................    8

Part II: Other Information

Item 6:  Exhibits and Reports on Form 8-K..................................   11

         Signatures........................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                       June 29,    September 30,
                                                         1996          1995
                                                      ---------   --------------
                                                     (Unaudited)        (1)
    ASSETS
Current assets:
 Cash and cash equivalents..........................   $  9,131        $  7,305
 Short-term investments.............................      6,761             450
 Accounts receivable (net of allowances for
  doubtful accounts of $246 and $171, respectively).      4,246           6,046
 Inventories........................................      2,570           1,328
 Prepaid expenses and other current assets..........        219             271
                                                       --------        --------
   Total current assets.............................     22,927          15,400

Equipment and leasehold improvements:
 Office and evaluation equipment....................      3,284           2,730
 Machinery and equipment............................      5,573           4,985
 Leasehold improvements.............................        331             287
                                                       --------        --------
                                                          9,188           8,002
   Less allowances for depreciation and
     amortization...................................     (6,390)         (6,363)
                                                       --------        --------
                                                          2,798           1,639
Intangible assets (net of amortization
  of $101 in 1996)..................................      6,161              --
Other assets........................................        202             113
                                                       --------        --------
                                                       $ 32,088        $ 17,152
                                                       ========        ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $  3,263         $  1,613
 Accrued payroll and related expenses...............     1,760            1,195
 Accrued commissions................................       186              697
 Income taxes payable...............................       526              188
 Other accrued liabilities..........................       216              480
 Deferred maintenance revenues......................     3,949            3,030
 Current portion of long-term debt..................       450              688
                                                      --------         --------
   Total current liabilities........................    10,350            7,891

Long-term debt, less current portion................       650            1,300
Accrued rent........................................       249              251

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares
  authorized, none issued or outstanding............        --               --
 Common stock, $.01 par value; 25,000
  shares authorized, 7,513 and 5,886
  issued and outstanding, respectively..............        75               59
 Additional paid-in capital.........................    43,778           27,034
 Accumulated deficit................................   (23,014)         (19,383)
                                                      --------         --------
   Total stockholders' equity.......................    20,839            7,710
                                                      --------         --------
                                                      $ 32,088         $ 17,152
                                                      ========         ========

(1)  These amounts have been derived from audited financial statements

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended      Nine months Ended
                                     --------------------    ------------------
                                      June 29,    July 1,    June 29,   July 1,
                                        1996       1995       1996       1995
                                      --------    -------    --------   -------
Net revenues:
 Product..........................    $ 9,874     $6,149     $26,845    $16,683
 Maintenance......................      1,976      1,246       5,436      3,500
                                      -------     ------     -------    -------
   Total net revenues.............     11,850      7,395      32,281     20,183

Cost of revenues:
 Product..........................      2,126      1,552       6,109      4,313
 Maintenance......................        384        274         934        820
                                      -------     ------     -------    -------
   Total cost of revenues.........      2,510      1,826       7,043      5,133
                                      =======     ======     =======    =======
 Gross profit.....................      9,340      5,569      25,238     15,050

Operating expenses:
 Research and development.........      2,640      1,012       5,908      2,966
 Sales and marketing..............      3,517      3,085      10,428      8,353
 General and administrative.......        778        542       2,501      1,576
 Acquired in-process research
  and development.................      9,600         --       9,600         --
 Amortization of intangibles......        101         --         101         --
                                      -------     ------      ------    -------
   Total operating expenses.......     16,636      4,639      28,538     12,895
                                      -------     ------     -------    -------
Income (loss) from operations.....     (7,296)       930      (3,300)     1,225

Other income (expense):
 Interest income..................        259         42         741         91
 Interest expense.................         --        (23)        (42)       (86)
 Other income.....................         31         29          90         87
                                      -------     ------     -------    -------
   Total other income.............        290         48         789         92
                                      -------     ------     -------    -------
Income (loss) before
   income taxes.....................   (7,006)       978      (2,511)     2,247
Provision for income taxes..........      410         90       1,120        196
                                      -------     ------     -------    -------
Net income (loss)...................  $(7,416)    $  888     $(3,631)   $ 2,051
                                      =======     ======     =======    =======

Net income (loss) per share.........  $ (1.00)     $0.14      $(0.51)     $0.34
                                      =======     ======     =======    =======

Common and common equivalent
 shares used in computing
 per share amounts..................    7,407      6,281       7,149      6,025
                                      =======     ======     =======    =======


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)


                                                             Nine months Ended
                                                           ---------------------
                                                           June 29,      July 1,
                                                             1996         1995
                                                           --------     --------
Operating activities:
   Net income (loss).....................................   $ (3,631)   $ 2,051
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.......................        892      1,014
     Purchase of in-process research and development.....      9,600         --
     Loss on retirement of equipment.....................         25          2
     Deferred rent.......................................         (2)        28
   Changes in operating assets and liabilities:
     Accounts receivable.................................      1,999     (1,374)
     Inventories.........................................     (1,242)       (74)
     Prepaid expenses and other current assets...........         55         16
     Other assets........................................        (80)       (26)
     Accounts payable....................................      1,644       (320)
     Accrued payroll and other expenses..................        512         (7)
     Accrued commissions.................................       (511)      (117)
     Income taxes payable................................        338         34
     Other accrued liabilities...........................       (265)        31
     Deferred maintenance revenues.......................        919        695
                                                            --------    -------
       Net cash provided by operating activities.........     10,253      1,953

Investing activities:
     Purchases of equipment and leasehold improvements...     (1,788)      (726)
     Investment in Virtual Machine Works, Inc............     (1,250)        --
     Acquisition of Virtual Machine Works, Inc...........     (9,751)        --
     Purchase of short-term investments..................    (15,466)       (19)
     Maturities of short-term investments................      9,155         --
                                                            --------    -------
       Net cash used in investing activities.............    (19,100)      (745)

Financing activities:
     Principal payments on long-term debt................       (888)      (383)
     Sale of common stock................................     11,561        540
                                                            --------    -------
       Net cash provided by financing activities.........     10,673        157
                                                            --------    -------

Increase in cash and cash equivalents....................      1,826      1,365
Cash and cash equivalents at beginning of period.........      7,305      3,422
                                                            --------    -------
Cash and cash equivalents at end of period...............   $  9,131    $ 4,787
                                                            ========    =======

Non cash transactions:
In connection with the acquisition of VMW the Company paid approximately $5,199,000 in IKOS common stock and options and warrants to purchase common stock.




                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying consolidated financial statements at June 29, 1996 and for the three and nine month periods ended June 29, 1996 and July 1, 1995, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 1995 included in the Form 10-K as filed with the Securities and Exchange Commission on December 22, 1995. The unaudited interim financial information reflects all normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month periods ended June 29, 1996 are not necessarily indicative of results expected for the full year.

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

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                     June 29,   September  30,
                                       1996          1995
                                     --------   --------------

          Purchased parts..........    $  362           $  347
          Work-in-process..........     1,681              563
          Finished goods...........       527              418
                                       ------           ------
              Total inventories....    $2,570           $1,328
                                       ======           ======

4.   Net Income (loss) Per Share

     Net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options and warrants have been included in the computation using the treasury stock method when dilutive.

5.   Acquisition of Virtual Machine Works

     In May 1996, the Company completed the acquisition of Virtual Machine Works Inc. (VMW), a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,000,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. In addition, the options to purchase VMW stock were converted into options to purchase approximately 84,000 shares of IKOS common stock. In connection with the acquisition, the Company recorded a charge of approximately $9,600,000 for the acquisition of in-process research and development.

     In connection with the acquisition, the Company also issued warrants to purchase 25,000 shares of common stock at $23.50 per share in return for professional services rendered. These warrants, which were valued at approximately $200,000, are included as consideration in connection with the acquisition. These warrants expire on April 19, 2001.

6.   Pro Forma Net Income

     In May 1996, the Company completed the acquisition of VMW (see Note 5). The transaction was accounted for under the purchase method of accounting and included a charge to operations of $9,600,000 related to the purchase of in-process research and development. The following pro forma information reflects net income and net income per share excluding the $9,600,000 charge for purchased in-process research and development. The pro forma net income per share was computed using the weighted average number of shares of common stock and common equivalent shares with the assumed dilution from stock options (using the treasury stock method).

                                                  Three Months     Nine Months
                                                     ended            ended
                                                  June 29, 1996    June 29,1995
                                                  -------------    ------------

          Pro forma net income....................     $2,184         $5,969
                                                       ======         ======
          Pro forma net income per share..........     $ 0.26         $ 0.76
                                                       ======         ======
           Common and common equivalent
            shares used in computing per share....      8,278          7,880
                                                       ======         ======

7.   Subsequent Event

     In July 1996, the Company issued approximately 600,000 shares of common stock upon completion of a public offering which resulted in net proceeds to the Company of approximately $10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET REVENUES

Net revenues for the three month period ended June 29, 1996 were $11,850,000, an increase of approximately 60% over the same quarter in fiscal 1995. Revenues for the nine month period ended June 29, 1996 were $32,281,000, representing an increase of approximately 60% over the same period in 1995. The increase for the three and nine month periods ended June 29, 1996 is primarily the result of increases in maintenance revenues and the continued growth in unit sales of the Voyager systems (primarily the NSIM product) which contributed over 76% of the net revenues for the three and nine month periods. Maintenance revenue for the three and nine months ended June 29, 1996 increased 59% and 55%, respectively, over the same periods of the previous fiscal year as a result of growth in the installed base of systems.

International sales for the three and nine months ended June 29, 1996, were $3,736,000 and $10,098,000, respectively, representing increases of approximately 33% and 50%, respectively, over the same periods in fiscal 1995. International sales accounted for over 31% of total sales during the three and nine month periods ended June 29, 1996.

GROSS PROFIT MARGINS

Gross profit margins improved to approximately 79% and 78% of net revenues for the three and nine months ended June 29, 1996, respectively, as compared to 75%, for the same periods of fiscal 1995. The increases for the three and nine month periods ended June 29, 1996 was primarily the result of increased maintenance revenues without any significant increases in maintenance costs as well as positive margin impact from product revenue mix during the periods.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and nine months ended June 29, 1996 were $2,640,000 and $5,908,000, respectively, representing increases of approximately 161% and 99%, respectively, over the same periods of fiscal 1995. The increase for the three month period was primarily due to the addition of the VMW operations and increased headcount and associated expenses. In addition to the increased personnel expenses and the addition of the VMW operations, research and development costs increased significantly during the nine month period as a result of the acquisition in the first quarter of 1996 of certain technology that had not yet reached technological feasibility and did not have alternative future uses. The Company expects research and development expenses to increase slightly in absolute dollars over the remainder of the year as the Company continues its product enhancement, new product development and technology development programs.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three and nine month periods ended June 29, 1996, increased to $3,517,000 and $10,428,000, respectively, representing increases of 14% and 25%, respectively, when compared to the same periods in fiscal 1995. The increases are primarily the result of increased headcount, increased commissions as a result of higher revenue levels and increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the next fiscal quarter reflecting additional headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $778,000 and $2,501,000 for the three and nine month periods ended June 29, 1996, respectively, representing an increase of 44% and 59%, respectively, for the same periods in fiscal 1995. The increases are due primarily to additional headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to increase slightly in absolute dollars.

INCOME TAXES

The provision for income taxes consists primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1996, the Company had $15,892,000 in cash, cash equivalents and short term investments which compared to $7,755,000 as of September 30, 1995.

Net cash provided by operating activities was $10,253,000 for the nine months ended June 29, 1996 and was primarily due to the net loss adjusted for acquired in-process research and development in connection with the acquisition of VMW plus depreciation and amortization, a reduction in accounts receivable, increased deferred maintenance revenues, accounts payable and accrued payroll. These increases were partially offset by an increase in inventories and a decrease in accrued commissions and other accrued liabilities.

Net cash used in investing activities during the nine months ended June 29, 1996, was approximately $19,100,000 due primarily to the acquisition of VMW which totaled $11,001,000 including the advance to VMW of $1,250,000. In addition the use of cash for investing activities included net purchases of approximately $6,311,000 of short-term investments and $1,788,000 of equipment, primarily engineering workstations. The Company expects additional capital expenditures throughout the remainder of the year as expected headcount additions will require additional computers and engineering workstations.

Net cash provided by financing activities for the nine months ended June 29, 1996 was $10,673,000 which was a result of the completion of a public stock offering in October 1995 and the exercise of options by Company employees. Proceeds from the sale of 1,150,000 shares of common stock, net of offering costs, were approximately $10,450,000. Offsetting the increases in cash provided by financing activities were principal payments of approximately $888,000 on long-term debt. Subsequent to the end of the quarter, the Company completed another public offering whereby the Company raised approximately $10,065,000.

In May 1996, the Company completed the acquisition of Virtual Machine Works Inc.
(VMW), a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,000,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. In addition, the options to purchase VMW stock were converted into options to purchase approximately 84,000 shares of IKOS common stock. In connection with the acquisition, the Company recorded a charge of approximately $9,600,000 for the acquisition of in-process research and development.

In connection with the acquisition, the Company issued warrants to purchase 25,000 shares in common stock at $23.50 per share in return for professional services rendered. These warrants, which were valued at approximately $200,000, are included as consideration in connection with the acquisition. These warrants expire on April 19, 2001.

The Company's primary unused sources of funds at June 29, 1996, consisted of $15,892,000 in cash, cash equivalents and short term investments. Upon completion of the Company's public offering in July 1996, the Company's primary unused sources funds consisted of approximately $25,957,000 in cash, cash equivalents and short term investments. To the extent necessary, the Company may also use bank borrowings and capital leases depending on the terms available. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained on favorable terms, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's stockholders.

Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the continued acceptance of the Company's simulation products, the development and acceptance of the Company's emulation products, the successful integration of VMW into the business and operations of the Company, changes in the marketplace and increased levels of competition for the Company and the Company's dependence upon third party suppliers and upon its intellectual property rights. Further information on potential factors which may affect the Company's financial results are included in the Company's Registration Statement on Form S-3, effective June 26, 1996.

                          PART II.  OTHER INFORMATION


ITEMS 1-5.  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

Exh. No.          Documentation Description                                           Page
- -------           -------------------------                                           ----
2.1      Agreement and Plan of Reorganization among the Company, VMW Acquisition
         Corporation and VMW dated May 14, 1996 (Incorporated by reference to
         Exhibit 2.1 of the Company's registration statement on Form S-3 effective June 26, 1996).

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 effective July 25,
         1990).

3.2      Certificate of Amendment of Certificate of Incorporation filed May 5,
         1994. (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective October 12, 1995.)

3.3      Certificate of Amendment of Certificate of Incorporation filed April
         24, 1995. (Incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-2 effective October 12, 1995.)

4.1      Rights Agreement dated as of January 27, 1992 between the Company and
         Manufacturers Hanover Trust Company of California, Rights Agent.
         (Incorporated by reference to Exhibit (C)1, in the Company's report on Form 8-K filed February 10, 1992.)

4.2 Registration rights agreement by and among the Company and certain former stockholders of VMW (Incorporated by reference to Exhibit 4.1 of the Company's registration statement of Form S-3 effective July 26,
         1996).

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


Exh. No.          Documentation Description                                             Page
- -------           -------------------------                                             ----
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

10.9   Software License Agreement dated December 31, 1993 between Compass Design
       Automation and the Company. (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January
       1, 1994. )

10.10  Agreement dated June 2, 1994, between the Company and Gerald S. Casilli.
       (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.11  Agreement dated June 2, 1994, between the Company and Daniel R. Hafeman.
       (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.12  Agreement dated June 2, 1994, between the Company and Stephen M.
       McLaughlin. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.13  Agreement dated June 2, 1994, between the Company and Lawrence A. Melling.
       (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.14  Agreement dated June 2, 1994, between the Company and Ramon A. Nunez.
       (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.15  Agreement dated June 2, 1994, between the Company and Joseph W. Rockom.
       (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994.)

10.16 The Company's 1995 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form
       S-2 effective October 12, 1995.)

Exh. No.          Documentation Description                                           Page
- -------           -------------------------                                           ----
10.17  Development and OEM Agreement for Verilog/IKOS Co-simulation Interface dated August 26, 1994 by and between the Company and Precedence
       Incorporated. (Incorporated by reference to Exhibit 10.24 of the
       Company's registration statement on Form S-2 effective October 12, 1995.)

10.18 Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and the Company dated December 27, 1995. (Incorporated by reference to Exhibit
       10.19 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

10.19 Amended and Restated Employment Agreement dated August 1, 1995 by and between the Company and Ramon Nunez. (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

10.20  Patent License Agreement between Massachusetts Institute Technology and
       VMW

11.1   Statements of Computation of Earnings Per Share

27.1   Financial Data Schedule


(b) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on May 28, 1996, relating to the acquisition of VMW. The Company described the acquisition under Item 2 of the report - Acquisition or Disposition of Assets. The Pro forma financial statements for such Form 8-K are incorporated by reference to the Company's registration on Form S-3 effective June 26, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IKOS SYSTEMS, INC.
                                          -----------------
                                          Registrant



Date:  August 13, 1996                    /s/  Joseph W. Rockom
       ---------------                    ---------------------
                                          (JOSEPH W. ROCKOM, CFO)
                                          Principal Financial Officer,
                                          Duly Authorized Officer