Form 10-K
period 1996-09-28
IKOS SYSTEMS INC
filed 1996-12-20
CIK 756365

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 28, 1996 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________

COMMISSION FILE NUMBER 0-18623

                    ----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates as of November 13, 1996, was approximately $160,416,000

As of November 13, 1996, approximately 8,226,000 shares of the registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

This report (excluding exhibits) contains 48 pages. The Index to Exhibits begins on Page 26 of this report.

FORWARD LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STOCKHOLDERS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS PERTAINING TO THE COMPANY INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE CONTAINED IN ITEM 7 OF THIS REPORT UNDER THE CAPTION ENTITLED, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS AND OTHER INFORMATION FILED WITH SECURITIES AND EXCHANGE COMMISSION.


                                     PART I

ITEM 1. BUSINESS

General

IKOS develops, manufactures, markets and supports hardware and software systems for the verification of IC designs. IKOS' mission is to help customers realize their high complexity products through innovative design verification solutions. The Company's products are designed to enable its customers to verify complex IC designs more rapidly and accurately than existing software-based simulation tools. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries, such as Lucent Technologies, Motorola, NEC, S3, Scientific Atlanta, SGS-Thomson Microelectronics, Siemens and Texas Instruments. Headquartered in Cupertino, California, IKOS supports a direct sales operation in North America, the United Kingdom, France, and Germany, and a distributor network covering the remainder of Europe and in parts of Asia. IKOS is publicly traded on the Nasdaq National Market under the symbol IKOS.

In May 1996, the Company acquired Virtual Machine Works, Inc. ("VMW"), which was founded in late 1993 to develop and market logic emulation systems for the verification of complex ICs and IC-based systems. The Company believes that, despite the potential of emulation to shorten IC and system development time, the high cost and difficulty of use of existing emulation systems have impaired broad acceptance of emulation. VirtualWires, a set of proprietary methods under exclusive license from MIT, is being developed to address certain input/output constraints and timing issues through two processes referred to as interconnect resynthesis and timing resynthesis. These processes are intended to allow the development of easier to use and less costly emulation systems. IKOS plans to utilize these methods as it addresses the market for logic emulation.


Background

The EDA industry has provided technology and automation tools to the IC industry which have enabled, to a significant degree, the advances in IC designs that have occurred within the semiconductor industry over the last two decades. However, while EDA design tools such as high level design languages and synthesis have brought greater efficiency and productivity to the IC design process, advances in EDA verification technology have not kept pace with the requirements for verifying more complex IC designs. A semiconductor industry consortium estimates that over the four decades through 2010, IC complexity, measured in transistors per logic IC, will grow at 58% compounded annually, while design engineer productivity will grow at only 21% annually. IKOS believes that insufficient verification capability is a significant contributor to this productivity gap.

As the density and complexity of electronic system designs increase, so does the need for more thorough verification in the IC design process. Verification, which is the assessment of the functionality and behavior of an IC design, is used to test compliance with timing constraints, detect logic errors and predict device speed, power consumption and a range of other characteristics. A number of trends in the IC industry are currently in force which are causing verification to receive greater attention in the design process. First, as designers work at higher levels of abstraction and design more gates, the task of directly evaluating the entire design is becoming extremely difficult. This causes designers to seek tools which perform verification for them. Second, as IC process geometries grow finer and device speeds increase, the margin for error grows smaller, thus placing a premium on verification capability. Finally, as system designers develop a broader range of systems for a wider range of applications, they have become concerned with not just functionality, but also IC speed and power dissipation.

Design verification includes modeling of a circuit in software (simulation), and modeling of a circuit in hardware (emulation). Simulation utilizes computer models of circuit logic and test programs to evaluate the functionality and performance of the designed electronic circuits before committing to prototyping or production of the actual design. In the simulation environment, the individual components of an IC may be represented at different levels of detail or hierarchy, ranging from transistors or gates (typically groups of four transistors) to functional or behavioral blocks, which are commonly comprised of a large number of gates. Before the advent of language-based design, the traditional approach to simulation was at the gate level. However, language-based or functional simulation creates an opportunity to simulate designs earlier in the design cycle, at the functional or behavioral block level, before the gate level structure of a design is known. Software simulators operating on general purpose workstations are customarily used to verify the high level specifications and detect design inconsistencies. The Company believes that the need for accurate and timely simulation and verification of complex IC designs cannot be satisfied by existing software simulators operating on general purpose workstations. Due to lack of simulation capacity, software simulation of complex IC designs at the lower, or gate, level of abstraction can take multiple hours or days to be completed. Software simulators can verify more complex designs by simulating at a higher, or behavioral, level of abstraction but without the ability to accurately model timing information required for the interconnection of gates and transistors of the IC. The Company believes that this high level simulation is not sufficiently comprehensive because timing problems inherent in complex ICs have not been effectively addressed at the behavioral level.

Logic emulation is the process of utilizing reprogrammable ICs, typically field programmable gate arrays ("FPGAs"), as a hardware model of an IC prior to its silicon fabrication. This model runs orders of magnitude faster than a software-based simulation model and permits the verification of the design more quickly and comprehensively. This virtual silicon prototype can be plugged into the system for which the IC is designed, and the system can then be tested using software to verify functionality. Logic emulation can shorten IC and system development by allowing developers to engage in concurrent design and verification of both the software and hardware components of the designed system. The Company believes that, despite the potential of emulation to shorten IC and system development time, the high cost and difficulty of use of existing emulation systems have impeded their widespread adoption.

The verification of a complex IC is an extremely time-consuming process, and inadequate verification can result in lost market opportunity or significant costs. Complicating the problem is the inability to determine when an IC design has been sufficiently verified. Due to competitive market pressures, IC designers are investing in a greater number and wider range of verification tools.

Company Solutions

IC designs with 100,000 or more gates, which are referred to as complex ICs, are becoming a larger part of the custom and semi-custom IC market. According to an industry source, complex designs for ASICs will grow to a majority of the ASIC designs within the next four years. The Company believes that rapid, comprehensive and predictable verification of complex ICs can best be achieved by simulation systems incorporating hardware and software and easy-to-use, cost-effective emulation systems.

The Company currently provides dedicated hardware and software simulation systems that enable iterative, mixed-level simulation. Under the IKOS design approach, simulation begins at the behavioral level so that architectural problems can be identified before the time and effort is expended to implement the gate level design. Simulation is then performed at the gate level to address timing problems. The designer may then iteratively simulate at the behavioral level and the gate level to ensure that the design is correct. In addition, this IKOS approach enables mixed-level simulation, or the ability to perform behavioral level simulation in tandem with gate level simulation. Mixed-level simulation allows an IC designer to insert newly developed gate level details into the behavioral level design and simulate at both levels of abstraction simultaneously, thereby reducing the time required to simulate a complex IC design.

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

In order to broaden the Company's verification product offering to extend from design concept stage to prototype stage, the Company is finalizing its development of an emulation system that incorporates VirtualWires technology acquired from VMW. VirtualWires, a set of proprietary emulation methods under exclusive license from MIT, is being developed to address certain input/output constraints and timing issues through two processes referred to as interconnect resynthesis and timing resynthesis. Interconnect resynthesis is intended to overcome FPGA pin limitations by sharing or multiplexing each physical input/output wire to carry more than one signal. This approach is intended to allow for more automated and efficient compilation of the design on fewer FPGAs, potentially lowering the cost of the emulation system and enhancing its ease of use. Timing resynthesis can compensate for FPGA timing variations by converting a user's design that may incorporate multiple synchronous or asynchronous clocks into a high frequency single-clock synchronous design with identical functionality. This approach is intended to address timing issues by transforming a user's design into one that is predictable and easy to implement.

The Company is developing a modular, scaleable system for emulation of one or more complex ICs. This system is being developed to include three principal components: compiler software, a reconfigurable logic emulator, and a third-party logic analyzer. The compiler software, executing on an engineering workstation from either Sun or Hewlett-Packard, is expected to accept a netlist description of the user's design and generate from it the programming data which controls the behavior of the logic emulator. The logic emulator is expected to be connected to the user's target system via cables and, once programmed, operate as a surrogate for the IC being emulated. The emulator's internal operation is being designed to be viewed with the aid of a commercial logic analyzer available from Hewlett-Packard.

The Company seeks to use this technology, when fully developed, to provide cost-effective emulation systems that are easy to use and utilize standard off-the-shelf FPGA components which automate and simplify certain expensive and time consuming steps in the emulation of an IC design.

Maintenance and Support

The Company provides hardware and software maintenance and support on a contractual basis after the initial product warranty has expired. Annual maintenance revenues approximate 12% of the purchase price. Hardware maintenance is provided on an on-site or on a return and repair basis. The Company also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software releases, if any, from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. For the three years ended September 28, 1996, maintenance revenues, as a percentage of total revenues, represented 17% in each of 1996, 1995 and 1994.

Competition

The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. To date, substantially all of the Company's revenue has resulted from sales of hardware-assisted simulation products. The Company currently experiences competition from hardware-assisted simulation-based systems sold by Zycad and traditional software verification methodologies from vendors, such as Mentor Graphics, Cadence, Viewlogic and Synopsis. The Company also competes in the market for emulation products, where its main competition for emulation systems are those sold by Quickturn, Synopsis and other EDA companies. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

The Company competes on the basis of certain factors, including product performance, price, support of industry standards, technical support and customer service, timely introduction of new products, ease of use and reputation. The Company believes that it currently competes favorably overall with respect to these factors.

Customers, Marketing and Sales

IKOS sells its products to a broad range of companies including those in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization. The Company employs a technically-oriented sales force and application engineering team to serve the needs of existing and prospective customers. The Company recently established a consulting services organization to provide the Company's customers with a comprehensive solution that is tailored specifically to the needs of the design team. These services will include education, application services, interface software support, custom library development and other on-site support through customized consulting partnerships to assist the customer in accomplishing successful delivery of their products to market.

IKOS' direct sales strategy concentrates on those companies that it believes are key users and designers of complex ICs and IC-based systems for high-performance applications. For the fiscal year ended September 28, 1996, one distributor, Itochu & Co., Ltd (Itochu) in Japan accounted for approximately 12% of net revenues and one customer, S3 Inc., accounted for approximately 14% of net revenues. In fiscal 1995, one distributor, Itochu accounted for approximately 15% of net revenues. In fiscal 1994, one customer, Motorola, Inc., and one distributor, Itochu, accounted for approximately 18% and 10% of net revenues, respectively.

Direct Sales -  IKOS currently maintains direct sales and support offices in the
------------
following states: Arizona, California, Colorado, Florida, Massachusetts, New Hampshire, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary, IKOS K.K. and in central Europe through its wholly-owned subsidiary, ICOS Systems GmbH, and through its sales offices in France and England. Direct sales, including maintenance fees, accounted for 86% of the Company's net revenues in fiscal 1996.

Distributors -  IKOS believes that international markets are an important source
------------
of the Company's revenues. Accordingly, the Company has developed distributor relationships in ten foreign countries in Europe and Asia. Revenues to distributors were approximately 14% of the Company's net revenues for the fiscal
year 1996.   Distributor revenues for fiscal 1995 and 1994 as a percentage of net revenues were 21% and 15%, respectively.

International Sales - International sales accounted for approximately   33%, 37%
-------------------
and 26% of the Company's net revenues in fiscal 1996, 1995, and 1994, respectively. Sales to a variety of customers in Japan, through the Company's exclusive Japanese distributor, Itochu & Co., Ltd., constituted approximately 12% of total sales for fiscal 1996. The Company's current agreement with Itochu provides for discounts to Itochu that are similar to those offered by the Company to its other foreign distributors. Sales in all foreign countries are denominated in U.S. dollars. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems denominated in U.S. dollars only, the Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. Currency exchange fluctuations in countries in which the Company sells its systems could have a material adverse effect on the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

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

The capacity and speed of IKOS' hardware results from its basic design and architecture, and includes certain proprietary components and components that are required to perform near technological limits. Certain key components used in the Company's products are presently available from sole or limited sources. The Company believes that it could obtain alternative sources in a short period of time, although the inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. The Company's simulation and emulation systems use proprietary ASICs, FPGAs and certain subassemblies that are currently available from single sources. The Company generally purchases these components, including semiconductor memories used in the Company's hardware simulators, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of these source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. The Company endeavors to maintain an ample supply of such components at all times through order generation based on tracking of sales projections, production and inventories, and by ordering critical components for delivery over an extended period.

Product Development

The Company's ongoing product development activities include the enhancement of current products, such as the ability to simulate, emulate and verify the design of higher gate count ICs and to offer a greater degree of integration with EDA tools. Furthermore these product development activities include the development of new product options and features, such as new library tools and the research and development of new technologies for use in future products.

The Company's research and product development organization included 59 engineers at September 28, 1996, of whom 13 were engaged principally in the development of the new emulation product and 29 were engaged principally in software development. During fiscal 1996, 1995 and 1994, the Company spent approximately $8.1 million, $4.0 million and $3.9 million, respectively, on research and development. In addition, the Company spent approximately $9.6 million related to purchased research and development in connection with the acquisition of VMW. The Company's research and development costs, including costs of software development before technological feasibility, are expensed as incurred.

Proprietary Rights

Due to the rapid pace of technological advancement, the Company believes it is less dependent on the protection of proprietary product information than on its ability to develop and market new products. The Company protects its proprietary product information through the use of employee nondisclosure agreements and by limiting access to confidential information. The Company presently has three United States patents, two of which expire on November 22, 2005, and the third expiring on June 30, 2009, that cover various aspects and features of its products, including its overall system architecture and certain features in the hardware. The Company has licensed rights under certain patent applications relating to VirtualWires and has filed additional patent applications. The Company's license rights with respect to the VirtualWires technology is from MIT. This license is exclusive for a period ending on the earlier of the expiration of eight years after the first commercial sale or use of a licensed patent or process or December 22, 2004, and thereafter becomes nonexclusive. MIT may terminate this license if the Company fails to meet certain minimum net sales milestones or upon certain other material breaches of the license agreement that remain uncured after 90 days' notice of such breach. Although the Company may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products.

The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's systems to perform key functions.

From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe upon the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of management efforts with respect to the defense thereof which could have a material adverse effect on the Company' business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.

The Company's tradename, "IKOS," its facing parrots logo and its product series named "Voyager" are registered trademarks of the Company.

Employees

As of September 28, 1996 the Company employed a total of 184 persons, consisting of 93 in marketing, sales and support, 11 in manufacturing, 59 in research, development and engineering, and 21 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

The Company's principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located in approximately 57,000 square feet of leased office building space in Cupertino, California. The lease on this facility expires September 2000, with options to extend the lease for up to nine years. The Company subleases 9,000 square feet of its leased office building space in Cupertino, California. In addition, the Company leases research and development and sales office space domestically in Arizona, California, Colorado, Florida, Massachusetts, New Hampshire, New Jersey and Texas and internationally in England, France, Germany and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


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


                                          HIGH       LOW
                                         -------   -------

                   FISCAL 1995
                     First Quarter....   $ 5.125   $ 3.250
                     Second Quarter...     6.500     4.500
                     Third Quarter....    10.125     4.750
                     Fourth Quarter...    13.625     8.875

                   FISCAL 1996
                     First Quarter....    14.125     9.813
                     Second Quarter...    18.625     9.125
                     Third Quarter....    30.000    17.188
                     Fourth Quarter...    22.375    14.500

The approximate number of record holders of IKOS stock as of November 13, 1996 was 160. The approximate number of beneficial holders is estimated to be 4,000 as of that same date.

The Company has never declared or paid cash dividends on its stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

                                                                                        Fiscal Years Ended
                                                           -------------------------------------------------------------------------
                                                           Sept. 28,        Sept. 30,        Oct. 1,       Oct. 2,         Sept. 26,
                                                             1996             1995            1994          1993             1992
                                                             ----             ----            ----          ----             ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA

Net revenues                                               $45,341          $28,600          $21,636       $16,528         $13,942
Cost of revenues                                             9,852            7,139            5,930         6,331           3,993
                                                           -------          -------          -------       -------         -------
        Gross profit                                        35,489           21,461           15,706        10,197           9,949

Operating expenses:
   Research and development                                  8,146            3,999            3,861         7,896           2,627
   Sales and marketing                                      14,483           11,763            9,447         9,303           8,879
   General and administration                                3,420            2,301            1,596         1,873           1,807
   Write off of in-process research
     and development                                         9,600               --               --            --              --
   Amortization of goodwill                                    421               --               --            --              --
                                                           -------          -------          -------       -------         -------
        Total operating expenses                            36,070           18,063           14,904        19,072          13,313

                                                           -------          -------          -------       -------         -------
Income (loss) from operations                                 (581)           3,398              802        (8,875)         (3,364)

Other income (expense):
   Interest income                                           1,058              159               69           130             329
   Interest expense                                            (42)            (107)             (75)           --              --
   Other                                                       124              117              140            48              --
                                                           -------          -------          -------       -------         -------
        Total other income                                   1,140              169              134           178             329

                                                           -------          -------          -------       -------         -------
Income (loss) before provision for
   income taxes and extraordinary credit                       559            3,567              936        (8,697)         (3,035)
Provision (benefit) for income taxes                        (1,892)             411               95            53              72

                                                           -------          -------          -------       -------         -------
Income (loss) before extraordinary credit                    2,451            3,156              841        (8,750)         (3,107)
Extraordinary credit - forgiveness of debt                                       --              664            --              --

                                                           -------          -------          -------       -------         -------
        Net income (loss)                                  $ 2,451          $ 3,156          $ 1,505      ($ 8,750)       ($ 3,107)
                                                           =======          =======          =======       =======         =======
Earnings (loss) per share:

   Income (loss) before extraordinary credit               $  0.30          $  0.51          $  0.15      ($  1.62)       ($  0.58)
   Extraordinary credit                                         --               --             0.12            --              --
                                                           -------          -------          -------       -------         -------
        Net income (loss)                                  $  0.30          $  0.51          $  0.27      ($  1.62)       ($  0.58)
                                                           =======          =======          =======       =======         =======

Common and common equivalent shares used
   in computing per share amounts                            8,114            6,151            5,651         5,415           5,379
                                                           =======          =======          =======       =======         =======

CONSOLIDATED BALANCE SHEET DATA:

   Working capital                                         $27,919          $ 7,509          $ 3,850       $ 1,805         $ 6,830
   Total assets                                             53,471           17,152           12,129        10,805          15,678
   Long-term, debt, less current portion                       350            1,300            2,151         2,779             344
   Total stockholders' equity                               38,144            7,710            3,476         1,903          10,603

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially from those projected. Such risks and uncertainties may be more fully described in other reports and information filed by the Company with the Securities and Exchange Commission. Certain of these risks and uncertainties are discussed under the caption "Factors That May Affect Future Results of Operations."

NATURE OF OPERATIONS

The Company develops, manufactures,markets and supports hardware and software systems for the verification of integrated circuit designs. IKOS' mission is to help customers realize their high complexity products through innovative design verification solutions. The Company's products are designed to enable its customers to verify their designs more rapidly and accurately than existing software-based simulation tools. With the completion of its acquisition of VMW, the Company broadened its spectrum of verification solutions to extend from the design concept stage to the prototype stage as the Company is completing its development of an emulation system. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization as the Company has direct sales operations throughout the United States and in the United Kingdom, France and Germany. The Company also has a distribution network covering the remainder of Europe and in parts of Asia.

NET REVENUES

Net revenues increased 59% to $45,341,000 for the fiscal year ended September 28, 1996 as compared to $28,600,000 for fiscal 1995. The increase for the year was primarily the result of continued growth in unit sales of the Voyager systems (primarily NSIM product) and maintenance revenues. Voyager system sales contributed over 74% of the net revenues for the fiscal year ended September 28, 1996 and represented an increase of 59% over the previous year. Maintenance revenue for the year ended September 28, 1996, increased 58% to $7,722,000 from $4,887,000 for fiscal 1995 and represented 17% of net revenues for both 1996 and 1995. The increase in maintenance revenues was primarily a result of the growth in the installed customer base of the Company's systems. International revenues increased by 41% and domestic revenues increased by 69% over this same period.

Net revenues for fiscal 1995 were $28,600,000 for the fiscal year ended September 30, 1995 as compared to $21,636,000 for fiscal 1994. This 32% increase was the result of the broader acceptance of the Voyager systems and increases in maintenance revenues.

International sales (export sales and sales shipped by the Company's European operation) were $14,890,000, $10,560,000 and $5,583,000 for the fiscal years
1996, 1995 and 1994, respectively.   These sales represents 33%, 37% and 26% of
net revenues. The increases in international sales were a result of the increased customer acceptance of the new product offerings, increased economic demand, particularly in Europe, increased focus on the international market and increased presence in the Far East marketplace. The Company opened its subsidiary in Japan during fiscal 1995. It is expected that international sales should increase in absolute dollars in fiscal 1997.

The Company first released its Voyager Series product, the VHDL software simulator (VS) in 1992 and has since released its mixed level simulator, its next generation hardware accelerator and its software gate level simulator. The Company entered the Verilog market with its Gemini product during 1995 and in early 1996 released its Voyager fault simulator (Voyager FS). The Company expects to begin commercial shipments of its new emulator product in the first quarter of fiscal 1997. Although the Company believes its product offerings have been accepted very favorably, there can be no assurances that there will not be any new product offerings by competitors or changes in the marketplace that could adversely affect the Company's sales and profits.

Gross Profit

Gross profit was $35,489,000, $21,461,000 and $15,706,000 or 78%, 75% and 73% of
total net revenues for fiscal years 1996, 1995 and 1994, respectively. The increase in fiscal 1996 is primarily a result of both higher product margins of $29,197,000 or 78% and higher maintenance margins of $6,292,000 or 81%. The increase in product margins is a result of the increases in unit shipments of higher margin products and to a lesser extent, the absorption of fixed manufacturing costs over a broader revenue base. The increased maintenance margins are a result of the increased maintenance revenues from a larger customer base without significant increases in related maintenance costs. The Company expects margins to remain comparable with fiscal 1996 as the Company believes it will continue to recognize manufacturing efficiencies and continued sales of products with higher margins.

Research and Development Expenses

Research and development expenses were $8,146,000, $3,999,000 and $3,861,000 for fiscal 1996, 1995 and 1994, respectively. As a percent of net revenues, research and development expenses were 18%, 14% and 18% for fiscal 1996, 1995 and 1994, respectively. The increase in absolute dollars and as a percentage of net revenues from fiscal 1995 to fiscal 1996 were primarily the result of the Company's addition of the VMW operations, increased headcount and related expenses. In addition, the increase in research and development is a result of the Company's acquisition of certain technology that had not yet reached technological feasibility and did not have alternative future uses. Research and development expenses in fiscal 1995 and 1994 were comparable in terms of absolute dollars but lower in fiscal 1995 as a percentage of revenue due to the completion of its major product development program that began in fiscal 1991. In fiscal 1996, the Company increased its hiring to address its on-going research and development efforts for enhancing its current products and for new product and technology development. Research and development expenses are expected to increase in absolute dollars when compared to fiscal 1996 as the Company continues its product enhancement, new product development and technology development programs.

Sales and Marketing Expenses

Sales and marketing expenses were $14,483,000, $11,763,000 and $9,447,000 in fiscal 1996, 1995 and 1994 or 32%, 41% and 44% of net revenues, respectively. The primary causes of the increase in absolute dollars have been increases in headcount, commissions and international operations. The growth in headcount due to the higher level of presale support and benchmarking performed by field application engineers. Commissions have increased as a result of higher net revenue levels, as well as the growth of international operations. Spending on international operations have increased to support the increased activity in both Europe and Asia. Sales and marketing expenses are expected to increase in absolute dollars in fiscal 1997.

General and Administrative Expenses

General and administrative expenses were $3,420,000, $2,301,000 and $1,596,000 for fiscal 1996, 1995 and 1994, or 8%, 8% and 7% of net revenues, respectively. The increase in expenses in 1996 was primarily due to increases in headcount with related expenses, increased investor relations expenses, and increases in professional services and profit sharing expenses. The increase in fiscal 1995 was primarily due to additional headcount, as the Company filled the President and Chief Operating Officer positions which were vacant in fiscal 1994. General and administrative expenses are expected to increase in absolute dollars in fiscal 1997.

Other Income (Expense)

Net interest income in fiscal 1996 of $1,016,000 was the result of interest income of $1,058,000 being earned on increased cash, cash equivalent and short-term investment balances during the fiscal year, net of interest paid on long-term debt borrowings of $42,000. The increasing cash balances were the result of the Company completing two stock offerings netting proceeds of approximately $20,177,000. Net interest income of $52,000 in fiscal 1995 consisted of approximately $159,000 of interest income offset by approximately $107,000 of interest expense on long-term borrowings. Net interest expense in fiscal 1994 was the result of $75,000 of interest expense on the long-term debt partially offset by approximately $69,000 of interest income earned. Other income in fiscal 1996, 1995 and 1994 was $124,000, $117,000 and $140,000, respectively, and primarily relates to rental income from property that the Company began leasing in 1993.

Provision for Income Taxes

The Company recorded a tax benefit of $1,892,000 for fiscal 1996 which was primarily attributable to the recognition of deferred tax assets for which no benefit was previously recognized, net operating losses utilized during fiscal 1996, and acquired research and development expenditures for which no tax benefit is available. The Company's tax provision for fiscal 1995 and 1994 consists primarily of federal alternative minimum tax, state taxes and foreign withholding taxes.

Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 28, 1996. Approximately $2,350,000 of the valuation allowance at September 28, 1996 is related to tax benefits of stock option deductions which will be credited to paid in capital when realized. The remaining valuation allowance is attributable to VMW pre-acquisition deferred tax assets which will be credited to goodwill when recognized.

Extraordinary Credit - Forgiveness of Debt

In April 1994, the Company and Racal re-negotiated the terms of the July 1, 1993 agreement regarding the transfer, joint development and joint ownership in certain Racal technology. The new terms reduce overall payments to Racal from the Company by $750,000 and extend the scheduled payments into fiscal 1998. This resulted in an extraordinary credit of $664,000 after being offset by certain related expenses.

Other

The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations.

Factors that May Affect Future Results of Operations

Potential Fluctuations in Quarterly Results - The Company's quarterly operating
-------------------------------------------
results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Moreover, a significant portion of the Company's revenue may result, from shipments during the last few weeks of the quarter from orders generally received in the last month of the quarter. Any concentration of sales at the end of the quarter may limit the Company's ability to plan or adjust operating expenses and production and inventory levels. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. In addition, sales of individual systems with high average sales prices can constitute a significant percentage of the Company's quarterly revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will continue to increase, that its recent rate of quarterly revenue and earnings growth will be sustained, or that the Company will remain profitable in any future period.

Continued Acceptance and Development of the Company's Products - Substantially
--------------------------------------------------------------
all of the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. There can be no assurance that market acceptance of these products will continue. The continued adoption of the Company's hardware-assisted simulation products for the verification of integrated circuit ("IC") and system designs is expected to depend on the continued increasing complexity of ICs designed for electronic systems, integration of the Company's products with other tools for IC design and simulation, the ability of hardware-assisted simulation systems to shorten the time of simulation of IC designs, continued industry acceptance of mixed-level hardware-assisted simulation, the development and market acceptance of alternative simulation technologies such as cycle-based software simulation, formal proof and hybrid timing verifiers, and modular design techniques. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand or, even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

Prior to the acquisition of VMW, the Company had limited in-house experience with logic emulation, and the Company's initial emulation technology is in the final stages of development. There can be no assurance that with the final development of this technology, any products resulting from this development will adequately meet the requirements of the marketplace, be of acceptable quality or achieve market acceptance. In addition, because the Company's proposed emulation products are based on a new technology concept, there can be no assurance that the products will function and perform as planned or that the Company will not experience other delays or difficulties in finalizing the development of these products. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are being designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products, if successfully developed, will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand.

Competition - The EDA industry is highly competitive and rapidly changing. The
-----------
Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. To date, substantially all of the Company's revenue has resulted from sales of hardware-assisted simulation products. The Company currently experiences competition from hardware-assisted simulation-based systems sold by Zycad Corporation ("Zycad") and traditional software verification methodologies. The Company also competes in the market for emulation products where its main competition for emulation systems are those sold by Quickturn Design Systems, Inc. ("Quickturn") and other EDA companies. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

New Products and Technological Change - The EDA industry is characterized by
-------------------------------------
extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation systems and to design, develop and support its future simulation and emulation products on a timely basis. Those efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. For example, all of the Company's current products operate in, and planned future products will operate in, the Unix operating environment, an industry standard in the EDA market. In the event that another operating system, such as Windows NT, becomes an industry standard, the Company may be required to port its products to such new standard. In addition, the Company's simulation systems generally accept designs in the broadly accepted hardware description language, Verilog-XL, which Cadence Design Systems, Inc. ("Cadence") has developed and made available to the Company. In the event Cadence adopts a less cooperative stance toward the Company in the future, the Company's systems may not be able to accept designs based on Verilog-XL and the Company may be required to develop software to accept designs of other hardware description languages. The inability to accept designs in Verilog-XL may materially adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations.

Dependence on Electronics Industry - The Company is dependent upon the
----------------------------------
electronics industry and, in particular, new system and IC design projects. The electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, all of which cause it to be volatile. As a result, the electronics industry has historically experienced sudden and unexpected downturns, at which time the number of new system and IC design projects decrease. Because most of the Company's sales occur upon the commencement of new projects for system and IC products, the Company is dependent upon the rate of commencement of new system and IC design projects. Accordingly, negative factors affecting the electronics industry could have a material adverse effect on the Company's results of operations.

Dependence Upon Certain Suppliers - Certain key components used in the Company's
---------------------------------
products are presently available from sole or limited sources. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. The Company's systems use proprietary application-specific integrated circuits ("ASICs") that are currently manufactured solely by American Microsystems, Inc. ("AMI") and subassemblies that are manufactured solely by Micron Technology Inc. ("Micron").

The Company generally purchases these components, including semiconductor memories used in the Company's hardware simulators, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of these source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to production difficulties and quality variations that may be experienced by these suppliers. Therefore, the Company's reliance on its sole and limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from such suppliers have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain components or subassemblies in sufficient quantities or quality or on favorable pricing or delivery terms, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

Customer Concentration - A relatively limited number of customers have
----------------------
historically accounted for a substantial portion of the Company's net revenues. During fiscal 1996 and 1995, sales to the Company's top ten customers accounted for approximately 65% and 50%, respectively, of the Company's net revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on the Company's results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its existing customers and the general economy; there can be no assurance that such increases will occur.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. At September 28,1996 the Company's cash, cash equivalents and short-term investments increased to $25,228,000 from $7,755,000 at September 30, 1995. The increase was a result of $10,445,000 cash provided by operating activities and $20,882,000 provided by financing activities offset by $28,042,000 for investment activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$10,445,000 during fiscal 1996, $4,502,000 in fiscal 1995 and $1,398,000 in fiscal 1994. For fiscal 1996, net cash provided by operating activities resulted primarily from net income adjusted for the purchase of in-process research and development related to the purchase of VMW plus depreciation and amortization partially offset by the adjustment for deferred tax assets. In addition, the increase was a result of increases in accounts payable, accrued payroll and related expenses and deferred maintenance offset by increases in accounts receivable and inventories. For fiscal 1995 and 1994, net cash provided by operating activities resulted primarily from net income adjusted for depreciation and amortization, which was partially offset by increases in accounts receivable, inventories and accounts payable associated with increases in revenue activity.

Investing Activities - Net cash used in investing activities for fiscal 1996,
--------------------
1995 and 1994 were $28,042,000, $943,000 and $978,000, respectively.  A significant use of cash for fiscal 1996 resulted from the acquisition of VMW which totaled $10,712,000. The purchases and maturities of short-term investments resulted in a net use of cash in the amount $14,188,000 for investment purposes in fiscal 1996. Such investment activities in fiscal 1995 and 1994 were insignificant. In addition to the short-term investments, the Company's investment activities were comprised primarily of capital expenditures of $3,142,000, $1,053,000 and $959,000 for fiscal 1996, 1995 and 1994, respectively. Capital expenditures were primarily for evaluation equipment and engineering workstations. The Company expects continued capital expenditures during fiscal 1997 as expected headcount additions will require additional computers and engineering workstations.

Financing Activities - During fiscal 1996, 1995 and 1994, the Company's
--------------------
financing activities provided cash of $20,882,000, $324,000 and $135,000, respectively. During fiscal 1996, the Company completed two public stock offerings, issuing approximately 1,743,000 shares of common stock while receiving net proceeds of approximately $20,177,000. In addition, during fiscal 1996, 1995, and 1994, the Company also received cash upon the exercise of options to purchase Common Stock under the Company's stock option and purchase plans. During these same periods, the Company's principal payments on long-term borrowings were $888,000, $754,000 and $683,000, respectively.

The Company's primary unused sources of funds at September 28, 1996 consisted of $10,590,000 of cash and cash equivalents, in addition to $14,638,000 of short-term investments. The Company expects to make capital expenditures throughout fiscal 1997. The Company expects that capital expenditures will increase as compared to capital expenditures incurred in fiscal 1996. The Company believes that net proceeds from the public offerings, together with cash and cash equivalents generated from operations, will be sufficient to finance its operations through at least the end of fiscal 1997. To the extent necessary, the Company may also use bank borrowings and capital leases depending on the terms available. The Company's cash requirements in the future may also be financed through additional equity or debt financing. There can be no assurance that such financing can be obtained on favorable terms, if at all.

ITEM 8. Financial Statements and Supplementary Data

The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages F-1 through F-15 and S-1 of this Form 10-K.

The Company's Supplementary Date - Unaudited Selected Quarterly Financial Data appears on F-15 of this Form 10-K.


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant


            The executive officers and directors of the Company are as follows:

NAME                            AGE            POSITION WITH THE COMPANY
-----------------------------   ---   -------------------------------------------
Gerald S. Casilli............    57   Chairman of the Board

Ramon A. Nunez...............    42   Chief Executive Officer, President
                                      and Director

Joseph W. Rockom.............    57   Chief Financial Officer, Vice President of
                                      Finance and Administration, and Secretary

Paul Offredi.................    51   Senior Vice President, Product Operations

Daniel R. Hafeman............    47   Vice President of Advanced Research and
                                      Chief Technical Officer

Stephen M. McLaughlin........    49   Vice President of Manufacturing

Lawrence A. Melling..........    39   Vice President of Marketing

John Stressing...............    52   Vice President of Worldwide Sales

Lutz P. Henckels (1).........    56   Director

James R. Oyler (1)...........    50   Director

Glenn E. Penisten (1)........    65   Director
--------------

(1)  Member of the Audit Committee and Compensation Committee

Mr. Casilli has served as Chairman of the Board of Directors of the Company since July 1989 and served as Chief Executive Officer from April 1989 to August 1995. He has served as a director since 1986. From January 1986 to December 1989, he was a general partner of Trinity Ventures, Ltd., a venture capital firm that was a former investor in the Company. Mr. Casilli was a general partner of Genesis Capital, a venture capital firm, from February 1982 to 1990. Mr. Casilli founded Millennium Systems, a manufacturer of microprocessor development systems, in 1973 and served as its President and Chief Executive Officer until 1982.

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

Mr. Offredi was appointed Senior Vice President of Product Operations in August 1995. From August 1992, Mr. Offredi provided management consulting to companies in computer related fields. From 1991 until 1992, Mr. Offredi was the General Manager of EDA West for Teradyne, a manufacture of electronic test equipment. From 1987 until 1991, Mr. Offredi was the Senior Vice President of Operations for Zycad Corporation.

Mr. Hafeman, a founder of the Company, has served Vice President of Advance Research and Chief Technical Officer since March 1996. Mr. Hafeman served as Vice President of Engineering from August 1989 to March 1996. From December 1984 to August 1989, he served in various positions of engineering management with the Company. Mr. Hafeman was an engineering manager at Scientific Micro Systems, Inc. for eight years prior to his employment with the Company.

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

Mr. Stressing has served as Vice President of Worldwide Sales since August 1995. From October 1993 to August 1995 he served as European Sales Director and Vice President, International Sales. From January 1989 to November 1993, he was the proprietor of Premier Consultants, a recruitment and sales agency for IKOS' products in Scandinavia. Prior to founding Premier Consultants, Mr. Stressing was employed in various sales capacities by Zycad Corporation for four years, by Daisy Systems for one year, by Teradyne for four years, and by British Aerospace for thirteen years.

Mr. Henckels has served as a member of the Board since February 1994. Mr. Henckels has been President of LeCroy Corporation, a supplier of test and measurement equipment, since 1993 and Chief Executive Officer since 1994. Mr. Henckels is also a director of LeCroy Corporation. Before joining LeCroy Corporation he was President of U.S. Operations for Racal-Redac, Inc. from 1989 to 1993. From 1983 to 1989, Mr. Henckels was President and Founder of HHB Systems, an EDA company. Before that he was President and founder of HHB Softron, an engineering consulting firm.

Mr. Oyler has served as a member of the Board since October 1991. He is presently President, Chief Executive Officer and Director of Evans & Sutherland Computer Corporation. Evans & Sutherland develops, manufactures and markets high performance systems for various applications with demanding graphics requirements. Prior to his position with Evans and Sutherland, Mr. Oyler was president of AMG, Inc., a process machine design company. From 1976 to 1990, Mr. Oyler worked at Harris Corporation, most recently as Senior Vice President and Sector Executive, where he was responsible for nine operating divisions. Prior to that he held positions as consultant and associate with Booz, Allen & Hamilton in New York, a consulting company.

Mr. Penisten has been a member of the Board of Directors since September 1985. Since September 1985, he has been a general partner of Alpha Partners, a venture capital firm and former investor in the Company. From January 1985 to August 1985, he was a general partner of P & C Venture Partners, a venture capital firm. From 1982 to 1985, he was a Senior Vice President at Gould/AMI. From 1976 to 1982, Mr. Penisten served as Chief Executive Officer of AMI, a semiconductor
manufacturer.   Mr. Penisten is also a director of Bell Micro-Products, Inc.,
Pinnacle Systems, Inc. and Superconductor Technologies and is Chairman of the Board for Network Peripherals, Inc.

All directors hold office until the next annual meeting of stock holders or the election and qualification of their successors. The Board of Directors elects officers annually and such officers serve at the discretion of the Board.


ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference from the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held January 27, 1997, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").


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

          (a) (1)    Financial Statements


                     The following financial statements of the Registrant are filed as part of this report:

                                                                          Page
                                                                          ----
          Report of Ernst & Young LLP, Independent Auditors.............  F - 1

          Consolidated Balance Sheets, September 28, 1996 and
               September 30, 1995.......................................  F - 2

          Consolidated Statements of Income for the fiscal years ended
               September 28, 1996, September 30, 1995 and
               October 1, 1994..........................................  F - 3

          Consolidated Statements of Stockholders' Equity for the fiscal years ended September 28, 1996, September 30, 1995 and
               October 1, 1994..........................................  F - 4

          Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1996, September 30, 1995 and
              October 1, 1994...........................................  F - 5

          Notes to Consolidated Financial Statements....................  F - 6

          (a) (2) Financial Statement Schedule

                  The following financial statement schedule of the Registrant are filed as part of this report:

                                                                          Page
                                                                          ----

          Schedule II -- Valuation and Qualifying Accounts.............   S - 1


                  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

          (a) (3) Exhibits

                  See Index to Exhibits beginning on Page 26 of this report.

          (b) The Company filed no reports on Form 8-K during the fourth quarter ended September 28, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IKOS Systems, Inc.



                                           /s/    Ramon Nunez
                                           ----------------------------
                                           Ramon Nunez, Chief Executive
                                           Officer, President and Director

POWER OF ATTORNEY

Each of the officers and directors of IKOS Systems, Inc. whose signature appears below hereby constitutes and appoints Ramon A. Nunez and Joseph W. Rockom and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K and to perform any acts necessary in order to file such amendment or amendments and each of the undersigned does hereby ratify and confirm all that said attorneys and agents or their or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Registrant and in the capacities and on the date indicated.

                                             Title                        Date
                                             -----                        ----
/s/  Ramon Nunez               Chief Executive Officer, President    December 16, 1996
----------------------------   and Director
    (Ramon Nunez)


/s/ Gerald S. Casilli          Chairman of the Board                 December 16, 1996
----------------------------
   (Gerald S. Casilli)


/s/ Joseph W. Rockom           Vice President of Finance and         December 16, 1996
----------------------------   Administration and Chief Finance
   (Joseph W. Rockom)          Officer (Principal Accounting and
                               Financial Officer) and Secretary


/s/ Lutz Henckels              Director                              December 16, 1996
----------------------------
   (Lutz Henckels)


/s/ James R. Oyler             Director                              December 16, 1996
----------------------------
   (James R. Oyler)


/s/ Glenn E. Penisten          Director                              December 16, 1996
----------------------------
   (Glenn E. Penisten)

                               INDEX TO EXHIBITS


Exh. No.                     Documentation Description                     Page
-------                      -------------------------                     ----

  2.1 Agreement and Plan of Reorganization among the Company, VMW Acquisition Corporation and VMW dated May 14, 1996
            (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-3 effective June 26, 1996).

  3.1 Certificate of Incorporation (Incorporation by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 effective July 25, 1990).

  3.2 Certificate of Amendment of Certificate of Incorporation filed May 5, 1994 (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective October 12, 1995).

  3.3 Certificate of Amendment of Certificate of Incorporation filed April 24, 1995 (Incorporated by reference to Exhibit
            4.2 of the Company's registration statement on Form S-2 effective October 12, 1995).

  3.4 By laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).

  4.1 Rights agreement dated as of January 27, 1992 between the Company and Manufacturers Hanover Trust Company of California, Rights Agent. (Incorporated by reference to Exhibit (C)1, in the Company's report on Form 8-K filed February 10, 1992).

  4.2 Registration rights agreement by and among the Company and certain former stockholders of VMW (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-3 effective July 26, 1996).

 10.1 Lease Agreement for the Company's principal facility dated March 20, 1992, between Ames Avenue Associates and the Company, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's annual report on 10-K for the year ending September 26, 1992).

 10.2 Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 effective July 25, 1990).

 10.3       1988 Stock Option Plan. (Incorporated by reference to Exhibit
            10.14 of the Company's registration statement on Form S-1 effective July 25, 1990).

Exh. No.                     Documentation Description                     Page
-------                      -------------------------                     ----

 10.4 Patent Cross License Agreement dated May 17, 1989 with Zycad Corporation (Incorporated by reference to Exhibit 10.20 of the Company's registration statement on Form S-1 effective July 25, 1990).

 10.5 International Distributorship Agreement dated April 11, 1988, with C. Itoh & Co., Ltd. (Incorporated by reference to
            Exhibit 10.24 of the Company's registration statement on Form S-1 effective July 25, 1990). Confidential Treatment has been granted as to certain portions of this Exhibit.

 10.6 OEM Software License Agreement between CAD Language Systems, Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit
            10.18 of the Company's Annual Report for the year ended September 28, 1991).

 10.7 Technology Transfer and Joint Development Agreement with Racal-Redac, Inc. dated July 1, 1993 (Incorporated by reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1993).
            Confidential Treatment has been granted as to certain portions of this Exhibit.

 10.8 Settlement Agreement and Release dated March 31, 1994 between Racal Redac, Inc. and the Company (Incorporated by reference to Exhibit 10.13 of the Company's registration statement on Form S-2 effective October 12, 1995).

 10.9 Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1994).

 10.10 Agreement dated June 2, 1994, by and between the Company and Gerald S. Casilli (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

 10.11 Agreement dated June 2, 1994, by and between the Company and Daniel R. Hafeman (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

 10.12 Agreement dated June 2, 1994, by and between the Company and Stephen McLaughlin. (Incorporated by reference to Exhibit
            10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

Exh. No.                     Documentation Description                     Page
-------                      -------------------------                     ----

 10.13 Agreement dated June 2, 1994, by and between the Company and Larry A. Melling (Incorporated by reference to Exhibit
            10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

 10.14 Agreement dated June 2, 1994, by and between the Company and Ramon A. Nunez (Incorporated by reference to Exhibit
            10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

 10.15 Agreement dated June 2, 1994, by and between the Company and Joseph W. Rockom (Incorporated by reference to Exhibit
            10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).

 10.16 The Company's 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-2 effective October 12,
            1995).

 10.17 Development and OEM Agreement for Verilog/IKOS Co-simulation Interface dated August 26, 1994 by and between the Company and Precedence Incorporated (Incorporated by reference to Exhibit 10.24 of the Company's registration statement on Form S-2 effective October 12, 1995).

 10.18 Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and the Company dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

 10.19 Amended and Restated Employment Agreement dated August 1, 1995 by and between the Company and Ramon Nunez
            (Incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).

 10.20 Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and the Company (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended June 29,
            1996). Confidential treatment has been granted as to certain portions of this Exhibit.

 10.21      The Company's 1995 Stock Option Plan.

 10.22      The Company's 1996 Employee Stock Purchase Plan.

Exh. No.                     Documentation Description                     Page
-------                      -------------------------                     ----

 11.1       Statement of Computation of Earnings per Share.

 21.1       List of Subsidiaries.

 23.1       Consent of Ernst & Young LLP, Independent Auditors.

 24.1       Power of Attorney (Included on page 25 of this report).

 27.1       Financial Data Schedule

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
IKOS Systems, Inc.

We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc. as of September 28, 1996 and September 30, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 28, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc. at September 28, 1996 and September 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP

San Jose, California
October 17, 1996

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                       September 28,    September 30,
                                                                                           1996             1995
                                                                                       -------------    -------------

                                ASSETS
Current assets:
        Cash and cash equivalents.....................................................   $  10,590        $  7,305
        Short-term investments........................................................      14,638             450
        Accounts receivable (net of allowances for
         doubtful accounts of $271 and $171, respectively)............................       9,193           6,046
        Inventories...................................................................       3,514           1,328
        Deferred tax assets ..........................................................       4,187              --
        Prepaid expenses and other assets.............................................         537             271
                                                                                         ---------        --------
                Total current assets..................................................      42,659          15,400
        Equipment and leasehold improvements
            Office and evaluation equipment...........................................       3,088           2,730
            Machinery and equipment...................................................       5,738           4,985
            Leasehold improvements....................................................         331             287
                                                                                         ---------        --------
                                                                                             9,157           8,002
                Less allowances for depreciation and amortization.....................      (5,565)         (6,363)
                                                                                         ---------        --------
                                                                                             3,592           1,639
        Goodwill (net of accumulated amortization of
         $421 at 1996 and none at 1995)...............................................       5,890              --
        Deferred tax assets ..........................................................       1,125              --
        Other assets..................................................................         205             113
                                                                                         ---------        --------
                                                                                         $  53,471        $ 17,152
                                                                                         =========        ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable..............................................................   $   4,775        $  1,613
        Accrued payroll and related expenses..........................................       2,406           1,195
        Accrued commissions...........................................................         725             697
        Income taxes payable..........................................................       1,745             188
        Other accrued liabilities.....................................................         496             480
        Deferred maintenance revenues.................................................       3,843           3,030
        Current portion of long-term debt.............................................         750             688
                                                                                         ---------        --------
                Total current liabilities.............................................      14,740           7,891
Long-term debt, less current portion..................................................         350           1,300
Accrued  rent.........................................................................         237             251
Commitments
Stockholders' equity:
        Preferred stock, $.01 par value; 10,000 shares
         authorized, none issued and outstanding......................................          --              --
        Common stock, $.01 par value; 25,000 shares
         authorized, 8,179 and 5,886 shares issued and outstanding,
         respectively.................................................................          82              59
        Additional paid-in capital....................................................      54,994          27,034
        Accumulated deficit...........................................................     (16,932)        (19,383)
                                                                                         ---------        --------
                Total stockholders' equity............................................      38,144           7,710
                                                                                         ---------        --------
                                                                                         $  53,471        $ 17,152
                                                                                         =========        ========

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)

                                                                                 Fiscal Years Ended
                                                                      -----------------------------------------
                                                                      September 28,   September 30,  October 1,
                                                                          1996           1995          1994
                                                                      -------------  -------------  -----------
Net revenues
        Product.................................................         $37,619        $23,713       $17,886
        Maintenance.............................................           7,722          4,887         3,750
                                                                         -------        -------       -------
           Total net revenues...................................          45,341         28,600        21,636
Cost of revenues
        Product.................................................           8,422          5,982         5,000
        Maintenance.............................................           1,430          1,157           930
                                                                         -------        -------       -------
           Total cost of revenues...............................           9,852          7,139         5,930

                                                                         -------        -------       -------
           Gross profit.........................................          35,489         21,461        15,706
Operating expenses:
        Research and development................................           8,146          3,999         3,861
        Sales and marketing.....................................          14,483         11,763         9,447
        General and administration..............................           3,420          2,301         1,596
        Write-off of in-process  research and development.......           9,600             --            --
        Amortization of goodwill................................             421             --            --
                                                                         -------        -------       -------
           Total operating expenses.............................          36,070         18,063        14,904

                                                                         -------        -------       -------
Income (loss) from  operations..................................            (581)         3,398           802

Other income (expense):
        Interest income.........................................           1,058            159            69
        Interest expense........................................             (42)          (107)          (75)
        Other...................................................             124            117           140
                                                                         -------        -------       -------
           Total other income...................................           1,140            169           134

                                                                         -------        -------       -------
Income before provision for income taxes and extraordinary
 credit.........................................................             559          3,567           936
Provision (benefit) for income taxes............................          (1,892)           411            95
                                                                         -------        -------       -------
Income before extraordinary credit..............................           2,451          3,156           841
Extraordinary credit - forgiveness of debt......................              --             --           664
                                                                         -------        -------       -------
           Net income...........................................         $ 2,451        $ 3,156       $ 1,505
Earnings per share:
        Income before extraordinary credit......................         $  0.30        $  0.51       $  0.15
        Extraordinary credit....................................              --             --          0.12
                                                                         -------        -------       -------
           Net income...........................................         $  0.30        $  0.51       $  0.27
                                                                         =======        =======       =======
Common and common equivalent shares used in computing per
 share amounts..................................................           8,114          6,151         5,651
                                                                         =======        =======       =======


                See notes to consolidated financial statements.

                                                        IKOS SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (in thousands)

                                                      Common Stock            Additional                    Total
                                                  ---------------------        Paid-in     Accumulated   Stockholders'
                                                   Shares        Amount        Capital       Deficit        Equity
                                                  --------      -------       ----------   -----------   -------------
Balance at October 2, 1993...................       5,431        $    54        $ 25,893     $ (24,044)     $ 1,903

Net issuance of stock under
 employee benefit plans......................          73              1              67            --           68

Net income...................................          --             --              --         1,505        1,505
                                                 --------        -------        --------     ---------      -------
Balance at October 1, 1994...................       5,504             55          25,960       (22,539)       3,476

Net issuance of stock under employee
 benefit plans...............................         382              4           1,074            --        1,078

Net income...................................          --             --              --         3,156        3,156
                                                 --------        -------        --------     ---------      -------
Balance at September 30, 1995................       5,886             59          27,034       (19,383)       7,710

Net issuance of stock under employee
 benefit plans...............................         437              4           1,589            --        1,593
Net issuance of stock in connection
 with stock offerings........................       1,743             18          20,159            --       20,177
Net issuance of stock and warrants
 in connection with the acquisition
 of VMW......................................         113              1           5,198            --        5,199
Income tax benefit from stock
  options exercised..........................          --             --           1,014            --        1,014
Net income...................................          --             --              --         2,451        2,451
                                                 --------        -------        --------     ---------      -------
Balance at September 28, 1996................       8,179        $    82        $ 54,994     $ (16,932)     $38,144
                                                 ========        =======        ========     =========      =======

                See notes to consolidated financial statements.

                                                        IKOS SYSTEMS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Increase (decrease) in cash and cash equivalents (in thousands)


                                                                                    Fiscal years ended
                                                                          ---------------------------------------
                                                                          September 28,  September 30, October 1,
                                                                              1996          1995         1994
                                                                          ------------   ------------  ----------
Operating activities:
   Net income.........................................................     $  2,451       $ 3,156     $   1,505
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization......................................        1,583         1,259         2,024
   Gain (loss) on retirement of equipment.............................           27            16            (4)
   Deferred tax assets................................................       (5,312)           --            --
   Deferred rent......................................................          (14)           37            26
   Purchase of in-process research and development....................        9,600            --            --
   License delivery and technology transfer in exchange for
     debt.............................................................           --            --          (344)
Decrease of long-term debt - forgiveness of note......................           --            --          (750)
Changes in operating assets and liabilities
   Accounts receivable................................................       (3,147)       (1,162)       (2,069)
   Inventories........................................................       (2,186)         (234)          415
   Prepaid expenses and other current assets..........................         (266)          (49)         (168)
   Other assets.......................................................          (92)          (27)           12
   Accounts payable...................................................        3,162          (296)         (169)
   Accrued payroll and other expenses.................................        1,211           409           128
   Accrued commissions................................................           28            47           357
   Income taxes payable...............................................        2,571           175             4
   Other accrued liabilities..........................................           16           120          (112)
   Deferred maintenance revenues......................................          813         1,051           543
                                                                           --------       -------     ---------
     Net cash provided by operating activities........................       10,445         4,502         1,398

Investing activities:
   Purchases of equipment and leasehold improvements..................       (3,142)       (1,053)         (959)
   Acquisition of Virtual Machine Works, Inc..........................      (10,712)           --            --
   Purchases of  short-term investments...............................      (25,393)           --          (400)
   Maturities of short-term investments...............................       11,205           110           381
                                                                           --------       -------     ---------
     Net cash used in investment activities...........................      (28,042)         (943)         (978)

Financing activities:
   Principal payments on long-term borrowings.........................         (888)         (754)         (683)
   Borrowing under promissory note....................................           --            --           750
   Sale of common stock...............................................       21,770         1,078            68
                                                                           --------       -------     ---------
     Net cash provided by financing activities........................       20,882           324           135
                                                                           --------       -------     ---------
Increase in cash and cash equivalents.................................        3,285         3,883           555
Cash and cash equivalents at beginning of period......................        7,305         3,422         2,867
                                                                           --------       -------     ---------
Cash and cash equivalents at end of period............................     $ 10,590       $ 7,305     $   3,422
                                                                           ========       =======     =========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes.........................................     $    704       $   230     $      91
   Cash paid for interest.............................................     $     42       $   107     $      75
Non cash transactions:
   In connection with the acquisition of VMW, the Company paid approximately $5,199,000 in
   IKOS common stock, options and warrants.


                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996


1. Nature of operations and summary of significant accounting policies
   --------------------------------------------------------------------

   Nature of operations:  The Company develops, manufactures, markets and
   --------------------
   supports hardware and software systems for the verification of integrated circuit designs. The Company's strategy is to serve the needs of a growing universe of IC designers for fast, accurate verification of complex IC designs through its family of hardware and software simulation and emulation systems. The Company performs final assembly and test of all of its products in its Cupertino, California facility and utilizes third parties for all major subassembly manufacturing. Certain key components used in the Company's products are presently available from sole or limited sources. The Company is dependent upon these suppliers to provide these components on a timely basis. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. Substantially all of the Company's product revenues since fiscal 1993 have been derived from the sale of Voyager and Gemini simulation systems.

   Basis of presentation: The accompanying consolidated financial statements
   ---------------------
   include the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

   Fiscal year: The Company is on a 52-53 week year. Accordingly, September 28,
   -----------
   1996, September 30, 1995 and October 1, 1994 are the fiscal year-ends for 1996, 1995 and 1994, respectively.

   Cash equivalents and short-term investments: All liquid investments with
   -------------------------------------------
   original maturities of three months or less when purchased are considered to be cash equivalents and are stated at cost, which approximates their fair value. At September 28, 1996, cash equivalents consisted of money market funds, certificates of deposits and U.S. corporate overnight securities. Short-term investments are stated at cost, which approximates market, and consist primarily of U.S. Treasury securities, commercial paper and other corporate obligations. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

   Under Statements of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings.

   The fair values for marketable debt securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying value as of September 28, 1996.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996



1.  Nature of operations and summary of significant accounting policies
    -------------------------------------------------------------------
   (continued):
   -------------

   The following is a summary of held-to-maturity securities at September 28, 1996 and September 30, 1995 (in thousands):


                                               September 28,   September 30,
                                                   1996            1995
                                               -------------   -------------
    U.S. Treasury Securities................     $   125           $  --
    U.S. Corporate Securities...............      17,399             450
    Mortgage-Backed Securities..............       2,216              --
                                                 -------           -----
                                                 $19,740           $ 450
                                                 =======           =====

    Amounts included in short-term
    investments.............................     $14,638           $ 450

    Amounts included in cash and cash
    equivalents.............................     $ 5,102           $  --


   Inventories: Inventories are stated at the lower of cost (first-in, first-out
   -----------
   method) or market (estimated net realizable value). Inventories consist of the following (in thousands):


                                  September 28,   September 30,
                                      1996            1995
                                  -------------   -------------

    Raw materials..........         $  631          $  347
    Work-in-process............      2,245             563
    Finished goods..........           638             418
                                    ------          ------
                                    $3,514          $1,328
                                    ======          ======

   Equipment and leasehold improvements: Equipment and leasehold improvements
   ------------------------------------
   are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease, if shorter.

   Goodwill and software development costs: The goodwill presented in the
   ---------------------------------------
   accompanying financial statements relate to the acquisition of VMW and is being amortized over five years.

   The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For the three fiscal years ended September 28, 1996 capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements. During the fiscal 1995 and 1994, the Company amortized $257,000 and $864,000, respectively, of previously capitalized software development costs. For 1996, all capitalized costs had previously been amortized.

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

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996


1. Nature of operations and summary of significant accounting policies
   -------------------------------------------------------------------
   (continued):
   -------------

   Warranty: The Company warrants products sold to customers for ninety days
   --------
   from shipment. A provision for the estimated future cost of warranty is recorded upon shipment.

   Employee stock plans:  The Company accounts for its stock option and employee
   --------------------
   stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." The Company elected to adopt the disclosure requirements of FAS 123 rather than the accounting requirements of FAS 123.

   Long-lived assets:  In 1995, the Financial Accounting Standards Board
   -----------------
   released the Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

   Use of estimates:  The preparation of financial statements in conformity with
   ----------------
   generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, inventory reserves, other reserves and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

   Net income per share: Net income per share is computed using the weighted
   --------------------
   average number of shares of common stock and common equivalent shares, when dilutive, from stock options (using the treasury stock method).

2. Acquisition of Virtual Machine Works, Inc.
   ------------------------------------------

   In May 1996, the Company completed the acquisition of Virtual Machine Works, Inc. (VMW), a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,712,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. In addition, the options to purchase VMW stock were converted into options to purchase approximately 84,000 shares of IKOS common stock. The transaction was treated as a purchase; accordingly the purchase price has been allocated to tangible assets acquired, goodwill and liabilities assumed at their fair market values using a risk adjusted discounted cash flows approach. In connection, with the acquisition, the Company recorded a charge of approximately $9,600,000 for the acquisition of in-process research and development during the third quarter of fiscal 1996. In fiscal 1996, the Company recorded amortization of $421,000 relating to the capitalized intangible assets.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996


2. Acquisition of Virtual Machine Works, Inc. (continued)
   ------------------------------------------------------

   The evaluation of the underlying technology and patent rights acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The underlying technology and patent rights had no alternative use (in other research and development projects or otherwise) since the technology was acquired for the sole purpose of developing emulation products.

   The following pro forma information reflects the statements of income for the years ended September 28, 1996 and September 30, 1995 as if the acquisition had occurred at the beginning of fiscal 1995, and includes certain adjustments for amortization of intangible assets, reduced interest income and the related tax impact. The pro forma information excludes the $9,600,000 write off of purchased research and development as it represents a non recurring item. This pro forma information may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be realized in the future.



                              September 28, 1996    September 30, 1995
                              ------------------    ------------------
                              (in thousands, except per share amounts)
   Net revenues...............     $45,341              $28,600
                                   =======              =======
   Net income.................     $ 9,897              $  (498)
                                   =======              =======
   Net income per share.......     $  1.21              $ (0.09)
                                   =======              =======


3. Long-term debt
   --------------

                                               September 28,    September 30,
                                                    1996             1995
                                               --------------   --------------
                                                      (in thousands)
    Debt obligation to Racal-Redac, Inc.
    payable in sixteen quarterly payments
    through 1998............................          $1,100           $1,550


    Line of credit arrangement with leasing
    company paid over 36 months and bearing
    interest at 1.45% per month.............              --              438
                                                      ------           ------
                                                       1,100            1,988
    Less current portion....................            (750)            (688)
                                                      ------           ------
    Long-term debt..........................          $  350           $1,300
                                                      ======           ======


   Racal-Redac Agreement - In July 1993, the Company and Racal-Redac, Inc.
   ---------------------
   ("Racal") amended the May 1991 Technology Transfer and Joint Development Agreement which provided for the exchange of certain VHDL technologies and for the joint ownership in certain Racal technology for cash, common stock and future payments based on future sales. Under the terms of the July agreement the original agreement was amended to require payments of $3,600,000 (payable over four years) in lieu of the future payments based on product sales. In April 1994, the Company and Racal re-negotiated the terms of the July 1993 agreement. The new terms reduced overall payments to Racal from the Company by $750,000 and extended the scheduled payments into fiscal 1998. This resulted in an

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996



3. Long-term debt (continued)
   --------------------------

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

   Equipment Line - In June 1993, the Company entered into a $2,000,000 equipment financing credit agreement with Phoenix Leasing, Incorporated. The Company drew down $750,000 in March 1994 and at September 28, 1996 all amounts outstanding had been repaid.

   Total payments for all debt over the next two fiscal years are as follows (in thousands):


     Fiscal Year
                                              Racal-Redac
                                              -----------

     1997...............................           $  750
     1998...............................              350
                                                   ------
        Total...........................           $1,100
                                                   ======

4. Commitments
   ------------

   Non cancelable operating leases include building leases which expire in September 2000. The Company has the option to renew its building lease at its principal offices for up to an additional nine years, commencing in September 2000, at the fair market value at the time of renewal. The Company subleases certain facilities. This sublease expires in 1997. Sublease rental income was approximately $122,000, $117,000 and $140,000, in fiscal 1996, 1995 and 1994, respectively. Future minimum rentals from subleases are approximately
   $61,000.

   Rent expense approximated $975,000, $901,000 and $763,000 in fiscal 1996, 1995 and 1994, respectively.

   Future minimum payments under non cancelable operating leases at September 28, 1996 are as follows (in thousands):


                Fiscal Year                      Amount
                -----------                      -------

                1997.........................    $  629
                1998.........................       659
                1999.........................       694
                2000.........................       731
                                                 ------
          Total..............................    $2,713
                                                 ======

5.  Stockholders' equity
    ---------------------

   Common stock:  In October 1995, the Company sold 1,150,000 shares of common
   ------------
   stock in a public offering resulting in net proceeds to the Company of approximately $10,450,000. In July 1996, the Company completed a second offering of common stock whereby approximately 593,000 shares of common stock were sold resulting in net proceeds to the Company of approximately $9,727,000.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996



5. Stockholders' equity (continued)
   ---------------------------------

   VMW Acquisition:  In connection with the acquisition of VMW (see Note 1), the
   ---------------
   Company issued approximately 113,000 shares of common stock in exchange for VMW shares. In addition, the Company granted options to purchase approximately 84,000 shares of common stock in exchange for VMW options.
   The option prices range from $0.85 - $2.54 and are included in the grants in the table below. In connection with the acquisition, the Company also issued warrants to purchase 25,000 shares of common stock at $23.50 per share in return for professional services rendered. These warrants, which were valued at approximately $200,000, are included as consideration in connection with the acquisition. These warrants expire on April 19, 2001.
   At September 28, 1996, options to purchase approximately 56,000 shares of common stock and warrants to purchase 25,000 shares of common stock remain outstanding. The Company has reserved approximately 81,000 shares of common stock for issuance in connection with these options and warrants.

   Stock option plans:  In 1988, the Company established a Stock Option Plan
   ------------------
   (the Plan) which provides for the granting of options to employees or
   directors to purchase shares of the Company's common stock.   During fiscal
   1996, the Company replaced the 1988 Stock Option Plan by establishing the 1995 Stock Option Plan (the "1995 Plan"). The terms of the 1995 Plan are similar to the 1988 Plan. Any shares remaining available for grant under the 1988 Plan were converted to the 1995 Plan and an additional 750,000 shares were reserved for future grants under the 1995 Plan.

   The following table summarizes the activity for the stock option plans (in thousands, except per share data):

                                                       Options and Rights Outstanding
                                                    (in thousands, except per share data)
                                                ---------------------------------------------
                                                  Number        Aggregate          Price
                                                of Shares    Exercise Price      Per Share
                                                ----------   ---------------   --------------
     Balance at October 2, 1993..............         896           $ 2,944   $ 0.350 - $ 5.250
       Granted  .............................         635             2,296     3.375 -   4.750
       Exercised.............................         (73)              (68)    0.350 -   4.000
       Forfeitures...........................        (185)             (721)    0.350 -   5.000
                                                    -----           -------
     Balance at October 1, 1994                     1,273             4,451     0.350 -   5.250
       Granted  .............................         391             2,526     3.500 -  13.250
       Exercised.............................        (410)           (1,356)    0.350 -   6.000
       Forfeitures...........................         (48)             (235)    3.000 -   9.250
                                                    -----           -------
     Balance at September 30, 1995...........       1,206             5,386     0.350 -  13.250
       Granted  .............................         863            11,115     0.850 -  28.375
       Exercised.............................        (419)           (1,424)    0.350 -  11.125
       Forfeitures...........................         (85)             (580)    0.850 -  18.500
                                                    -----           -------
     Balance at September 28, 1996...........       1,565           $14,497   $ 0.850 - $28.375
                                                    =====           =======

   Exercisable options were approximately 544,000, 785,000 and 651,000 at fiscal year end for 1996, 1995 and 1994, respectively. At September 28, 1996, there were no shares that were exercised and subject to repurchase.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996



5. Stockholders equity (continued)
   -------------------------------

   Vesting provisions with respect to the 1988 Stock Option Plan are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee's six-month employment date and ratably thereafter in monthly installments over three and one-half years. At September 28, 1996, options to purchase approximately 544,000 shares of common stock were vested.

   Included in the table above are options to purchase approximately 73,000 shares of common stock which were granted outside of the 1988 Plan during fiscal 1995. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the plan. At September 28, 1996, options to purchase approximately 62,000 shares of common stock remain outstanding.

   Total shares reserved for grant under option plans total 2,893,000 (excluding options subject to grant under the Outside Directors Stock Option Plan), of which approximately 2,736,000 shares were granted, leaving approximately 157,000 shares available for grant at September 28, 1996.

   The Company has reserved 1,565,000 shares of common stock for future issuance under the stock option plans for outstanding options and options available for grant at September 28, 1996 and 62,000 shares of common stock for future issuance of shares granted outside of the option plan.

   1995 Outside Directors Stock Plan:  The Company's 1995 Directors Stock Option
   ---------------------------------
   Plan (the "Directors Plan") was adopted by the Company's Board of Directors in June 1995 and approved in February 1996. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors Plan. As of September 28, 1996, 37,500 shares had been granted to Directors under the plan and are included in the table presented above.

   1996 Stock Purchase Plan:  In fiscal 1996, the 1996 Employee Stock Purchase
   ------------------------
   Plan (ESPP) was approved and 100,000 shares of common stock was reserved for issuance under this plan. The ESPP provides that substantially all employees may purchase stock at 85% of its fair value on certain specified dates via a payroll deduction plan. Through September 28, 1996, approximately 18,000 shares have been issued under this plan.

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

6. Employee savings and investment plan
   ------------------------------------

   During fiscal 1996, the Company amended its 401(k) savings and investment plan in which all employees, at least 21 years of age, are eligible to participate. The amended plan allows for the Company to make matching contributions based on an employee's elective deferrals. The matching contributions may not exceed $1,500 per employee, and through September 28, 1996, the matching contributions were approximately $62,000

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996

7. Income taxes
   -------------

   The provision (benefit) for income taxes consists of the following (in thousands):

                                     Fiscal Year Ended
                       ---------------------------------------------
                       September 28,    September 30,    October 1,
                            1996             1995           1994
                       --------------   --------------   -----------
    Federal:
      Current            $ 2,591          $    90         $   7
      Deferred            (4,326)              --            --
                         -------          -------         -----
                          (1,735)              90         $   7
    State:
      Current                273              112             3
      Deferred              (987)              --            --
                         -------          -------         -----
                            (714)             112             3
    Foreign:
      Current                557              209            85
                         -------          -------         -----

                         $(1,892)         $   411         $  95
                         =======          =======         =====


Pretax income (loss) from foreign operations was $680,000 in 1996, $30,000 in 1995 and ($300,000) in 1994.

A reconciliation between the Company's effective tax rate and the U.S. statutory rate of 35% follows (in thousands):

                                                             Fiscal Year Ended
                                                --------------------------------------------
                                                September 28,    September 30,    October 1,
                                                     1996             1995          1994
                                                ------------     ------------     ----------
     Tax provision at U.S. statutory rate....       $   196          $ 1,249         $ 328
     Operating losses utilized...............        (2,871)          (1,170)         (328)
     Valuation of temporary differences......        (3,148)              --            --
     In process research and development.....         3,264               --            --
     Goodwill amortization...................           143               --            --
     Foreign taxes in excess of U.S. rate....           137               --            --
     Alternative minimum tax.................            --               90             7
     Foreign withholding tax.................           124              130            85
     Other individually immaterial items.....            83               --            --
     State taxes.............................           180              112             3
                                                    -------          -------         -----
                                                    $(1,892)         $   411         $  95
                                                    =======          =======         =====

   As of September 28, 1996, the Company had federal and state net operating loss carryforwards of approximately $10,400,000 and $8,300,000, respectively. The Company also had federal and California research and development tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $630,000 and $260,000, respectively. The net operating loss and research credit carryforwards will expire at various dates beginning in 2001 through 2011, if not utilized. The alternative minimum tax credit carryforwards have no expiration date.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996


7. Income taxes (continued):
   -------------------------

   Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

   Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                               September 28,    September 30,
                                                    1996             1995
                                               --------------   --------------
    Deferred tax assets:
       Net operating loss carryforwards........    $ 4,059          $ 3,500
       Research credits and alternative
        minimum tax credits....................        892            1,200
       Capitalized software....................      1,028            1,600
       Deferred revenue........................      1,770            1,200
      Accrued expenses and reserves............      1,093              700
                                                   -------          -------
         Total deferred tax assets.............      8,842            8,200
    Valuation allowance for deferred tax
      assets...................................     (3,530)          (8,200)
                                                   -------          -------
    Net deferred tax assets.................       $ 5,312          $    --
                                                   =======          =======

   Management has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 28, 1996. Approximately $2,350,000 of the valuation allowance at September 28, 1996 is related to tax benefits of stock option deductions which will be credited to paid in capital when realized. The remaining valuation allowance is attributable to VMW pre-acquisition deferred tax assets which will be credited to goodwill when recognized.

8. Geographic, major customers and concentration of credit risks
   --------------------------------------------------------------

   The Company and its subsidiaries operate in one segment, principally the development, manufacture, sale and service of high performance hardware-assisted systems for simulation of integrated circuits (ICs) and IC-based electronic systems. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                              IKOS SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1996


8. Geographic, major customers and concentration of credit risks (continued):
   -------------------------------------------------------------------------

   Total international sales by geographic region, including export sales and foreign operation net revenues, are as follows (in thousands):


                                 Fiscal Year Ended
                    ------------------------------------------
                    September 28,   September 30,   October 1,
                         1996            1995          1994
                    -------------   -------------   ----------

      Far East            $ 7,012         $ 4,841       $2,511
      Europe                7,878           5,613        3,008
      Other                    --             106           64
                          -------         -------       ------
                          $14,890         $10,560       $5,583
                          =======         =======       ======

   In fiscal 1996, one customer, S3, Inc., and one distributor, Itochu, accounted for 14% and 12% of net revenues, respectively. For the fiscal year ended September 30, 1995, one distributor, Itochu, accounted for approximately 15% of net revenues. In fiscal 1994, one customer, Motorola, Inc., and one distributor, Itochu, accounted for approximately 18% and 10% of net revenues, respectively.

9. Unaudited Quarterly Consolidated Financial Data
   -----------------------------------------------

                                                                            Fiscal Quarters Ended
                                                  --------------------------------------------------------------------------
                                                   Dec. 30,             March 30,             June 29,             Sept. 28,
                                                     1995                  1996                 1996                 1996
                                                  ---------             ----------           ----------           ----------
    Net revenues                                     $9,277                $11,154              $11,850              $13,060
    Gross profit                                      7,141                  8,757                9,340               10,251
    Total operating expenses                          5,724                  6,178               16,636                7,532
    Income (loss) from operations                     1,417                  2,579               (7,296)               2,719
    Net income (loss)                                 1,375                  2,410               (7,416)               6,082

    Net income (loss) per share                       $0.18                  $0.31               $(1.00)               $0.69
                                                  =========             ==========           ==========           ==========

    Common and common equivalent shares
      used in computing per share amounts             7,519                  7,843                7,407                8,817
                                                  =========             ==========           ==========           ==========


                                                                             Fiscal Quarters Ended
                                                --------------------------------------------------------------------------
                                                 Dec. 31,              April 1,             July 1,             Sept. 30,
                                                   1994                  1995                 1995                 1995
                                                ---------             ----------           ----------           ----------
    Net revenues                                   $6,108                $ 6,680              $ 7,395              $ 8,417
    Gross profit                                    4,464                  5,017                5,569                6,411
    Total operating expenses                        3,984                  4,272                4,639                5,168
    Income from operations                            480                    745                  930                1,243
    Net income                                        448                    715                  888                1,105

    Net income per share                            $0.08                  $0.12                $0.14                $0.17
                                                =========             ==========           ==========           ==========

    Common and common equivalent shares
       used in computing per share amounts          5,783                  6,011                6,281                6,531
                                                =========             ==========           ==========           ==========

                                                                     SCHEDULE II

                              IKOS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                          Balance at                 Charged to                                 Balance at
                                          Beginning                  Costs and             Deductions               End
                                          of Period                  Expenses              Write-offs            of Period
                                          ---------                  ----------            -----------          ----------
Allowance for doubtful accounts:

  Year ended October 2, 1993                $122                         $ --                  $ --              $  122
                                            ====                         ====                  ====              ======

  Year ended October 1, 1994                $122                         $ --                  $ --              $  122
                                            ====                         ====                  ====              ======

  Year ended September 30, 1995             $122                         $ 49                  $ --              $  171
                                            ====                         ====                  ====              ======

  Year ended September 28, 1996             $171                         $100                  $ --              $  271
                                            ====                         ====                  ====              ======


                            SCREEN OF THE IKOS LOGO
                            APPEARS ON TEXT PAGE 1.