Form 10-Q
period 1996-12-28
IKOS SYSTEMS INC
filed 1997-02-10
CIK 756365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------


                                   FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended December 28, 1996 or

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER 0-18623

                            -----------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $.01 PAR VALUE               8,290,000
         ---------------------------               ---------
               (Title of Class)       (Outstanding as of December 28, 1996)

===============================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 28, 1996


                                     INDEX
                                     -----


Part I:  Financial Information

         Item 1: Financial Statements
                                                                      PAGE
                 Consolidated Balance Sheets at
                  December 28, 1996 and September 28, 1996...........   3

                 Consolidated Statements of Income
                  for the three months ended
                  December 28, 1996 and December 30, 1995............   4

                 Consolidated Statements of Cash Flows
                  for the three months ended
                  December 28, 1996 and December 30, 1995............   5

                 Notes to Consolidated Financial Statements..........   6

         Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......   7

Part II: Other Information

         Item 6: Exhibits and Reports on Form 8-K....................  12

                 Signatures..........................................  15

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                                December 28,    September 28,
                                                                                                    1996            1996
                                                                                                -----------     ------------
                                                        ASSETS                                   (Unaudited)         (1)
Current assets:
   Cash and cash equivalents.................................................................       $ 13,852       $ 10,590
   Short-term investments....................................................................         10,341         14,638
   Accounts receivable (net of allowances for
     doubtful accounts of $426 and $271, respectively).......................................         10,812          9,193
   Inventories...............................................................................          3,780          3,514
   Deferred tax assets.......................................................................          4,187          4,187
   Prepaid expenses and other assets.........................................................            339            537
                                                                                                    --------       --------
       Total current assets..................................................................         43,311         42,659
   Equipment and leasehold improvements
     Office and evaluation equipment.........................................................          3,208          3,088
     Machinery and equipment.................................................................          5,943          5,738
     Leasehold improvements..................................................................            330            331
                                                                                                    --------       --------
                                                                                                       9,481          9,157
       Less allowances for depreciation and amortization.....................................         (5,804)        (5,565)
                                                                                                    --------       --------
                                                                                                       3,677          3,592
   Intangible assets (net of amortization of
     $736 and $421, respectively)............................................................          5,572          5,890
   Deferred tax assets.......................................................................          1,127          1,125
   Other assets..............................................................................            200            205
                                                                                                    --------       --------
                                                                                                    $ 53,887       $ 53,471
                                                                                                    ========       ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................................................       $  2,594       $  4,775
   Accrued payroll and related expenses......................................................          2,665          2,406
   Accrued commissions.......................................................................            329            725
   Income taxes payable......................................................................          2,950          1,745
   Other accrued liabilities.................................................................            994            496
   Deferred maintenance revenues.............................................................          2,601          3,843
   Current portion of long-term debt.........................................................            750            750
                                                                                                    --------       --------
       Total current liabilities.............................................................         12,883         14,740
Long-term debt, less current portion.........................................................             50            350
Accrued rent.................................................................................            231            237
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares
     authorized, none issued and outstanding.................................................             --             --
   Common stock, $.01 par value; 25,000 shares
     authorized, 8,290 and 8,179 shares
     issued and outstanding, respectively....................................................             83             82
   Additional paid-in capital................................................................         55,397         54,994
   Accumulated deficit.......................................................................        (14,757)       (16,932)
                                                                                                    --------       --------
       Total stockholders' equity............................................................         40,723         38,144
                                                                                                    --------       --------
                                                                                                    $ 53,887       $ 53,471
                                                                                                    ========       ========

(1) Derived from audited financial statements

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                             December 28,    December 30,
                                                                                                 1996           1995
                                                                                               -------         ------
Net revenues
 Product....................................................................................   $11,852         $7,639
 Maintenance................................................................................     2,337          1,638
                                                                                               -------         ------
  Total net revenues........................................................................    14,189          9,277

Cost of revenues
 Product....................................................................................     2,692          1,917
 Maintenance................................................................................       421            219
                                                                                               -------         ------
  Total cost of revenues....................................................................     3,113          2,136
                                                                                               -------         ------
  Gross profit..............................................................................    11,076          7,141

Operating expenses:
 Research and development...................................................................     2,351          1,541
 Sales and marketing........................................................................     4,200          3,494
 General and administration.................................................................     1,028            689
 Amortization of intangibles................................................................       315             --
                                                                                               -------         ------
  Total operating expenses..................................................................     7,894          5,724
                                                                                               -------         ------
Income from operations......................................................................     3,182          1,417

Other income (expense):
 Interest income............................................................................       277            197
 Interest expense...........................................................................        --            (18)
 Other......................................................................................        31             29
                                                                                               -------         ------
  Total other income........................................................................       308            208
                                                                                               -------         ------
Income before provision for income taxes....................................................     3,490          1,625
Provision for income taxes..................................................................     1,315            250
                                                                                               -------         ------
    Net income..............................................................................   $ 2,175         $1,375
                                                                                               =======         ======
Net income per share........................................................................     $0.25          $0.18
                                                                                               =======         ======
Common and common equivalent shares used
  in computing per share amounts............................................................     8,856          7,519
                                                                                               =======         ======

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                                    December 28,   December 30,
                                                                                                         1996          1995
                                                                                                      -------        -------

Operating activities:
 Net income........................................................................................   $ 2,175        $ 1,375
 Adjustments to reconcile net income to net
  cash provided by (used in ) operating activities:
  Depreciation and amortization....................................................................       557            243
  Deferred tax assets..............................................................................        (2)            --
  Accrued rent.....................................................................................        (6)            --
 Changes in operating assets and liabilities:
  Accounts receivable..............................................................................    (1,619)         2,233
  Inventories......................................................................................      (266)          (309)
  Prepaid expenses and other current assets........................................................       198            140
  Other assets.....................................................................................         5             (1)
  Accounts payable.................................................................................    (2,181)           681
  Accrued payroll and related expenses.............................................................       259             22
  Accrued commissions..............................................................................      (396)          (529)
  Income taxes payable.............................................................................     1,205             38
  Other accrued liabilities........................................................................       498           (314)
  Deferred maintenance revenues....................................................................    (1,242)           814
                                                                                                      -------        -------
      Net cash provided by (used in) operating activities..........................................      (815)         4,393

Investing activities:
  Purchases of equipment and leasehold improvements................................................      (324)          (494)
  Purchase of short-term investments...............................................................    (5,816)        (5,505)
  Maturities of short-term investments.............................................................    10,113            450
                                                                                                      -------        -------
      Net cash provided (used in) investment activities............................................     3,973         (5,549)

Financing activities:
  Principal payments on long-term borrowings.......................................................      (300)          (206)
  Sale of common stock.............................................................................       404         10,516
                                                                                                      -------        -------
      Net cash provided by financing activities....................................................       104         10,310
                                                                                                      -------        -------
Increase in cash and cash equivalents..............................................................     3,262          9,154
Cash and cash equivalents at beginning of period...................................................    10,590          7,305
                                                                                                      -------        -------
Cash and cash equivalents at end of period.........................................................   $13,852        $16,459
                                                                                                      =======        =======

                See notes to consolidated financial statements

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The accompanying consolidated financial statements at December 28, 1996 and for the three month periods ended December 28, 1996 and December 30, 1995, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 28, 1996 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1996. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three month period ended December 28, 1996 are not necessarily indicative of results expected for the full year.

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

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                               December 28,   September  28,
                                   1996            1996
                               ------------   --------------

        Purchase parts               $  965           $  631
        Work-in-process               2,077            2,245
        Finished goods                  738              638
                                     ------           ------

        Total inventories            $3,780           $3,514
                                     ======           ======

4.   Net Income Per Share

     Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options have been included in the computation when dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, those contained under the section entitled "Factors That May Affect Future Results of Operations" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

NET REVENUES

Net revenues for the first quarter of fiscal 1997 totaled $14,189,000, an increase of approximately 53% over the same quarter in fiscal 1996. The increase is primarily the result of the continued growth in sales of the Voyager product line, increased maintenance revenues and initial commercial shipments of the Company's new emulator product. For the three months ended December 28, 1996, the Voyager product line contributed over 66% of net revenues while the maintenance and emulator revenues were over 16% and 10% of net revenues, respectively. These totals represented increases over the same prior year period of 43% and 40% for maintenance and the Voyager product line, respectively, and were the result of a larger customer base and continued acceptance of the Company's simulation and acceleration solutions. The Company began its initial commercial shipments of its new emulator product line during the quarter.

International sales for the first quarter of fiscal 1997 increased approximately 194% over the same quarter in fiscal 1996 and accounted for over 43% of net revenues for the quarter. The Company realized significant growth in international revenues primarily in the Asian marketplace. The Company expects international revenue to continue to approximate 40% of its total revenues.

GROSS PROFIT MARGINS

Gross profit margins improved slightly to approximately 78% of net revenues for the first quarter of fiscal 1997, up from 77% during the first quarter of fiscal 1996. Gross profit margins are expected to be comparable in subsequent quarters provided revenues of newer products continue to increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the first quarter of fiscal 1996 totaled $2,351,000, representing an increase of approximately 53% over $1,541,000 of expenses incurred in the same quarter of fiscal year 1996. The increase in research and development expenses is primarily the result of increased headcount and associated expenses. The Company expects research and development expenses to increase in absolute dollars over the remainder of the year as the Company continues its development of its future generation of products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $4,200,000 for the first quarter of 1997 or 20% when compared to $3,494,000 for the same period in fiscal 1996. The increase is primarily the result of additional headcount and increased commissions as a result of higher revenue levels, as well as increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the next three fiscal quarters reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,028,000 in the first quarter of fiscal 1997. This compares to $689,000 for the same period in fiscal 1996. The increase is due to several factors including additional headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to remain relatively flat over the next three fiscal quarters of fiscal 1997.

INCOME TAXES

The Company's first quarter provision for income taxes differs from the federal statutory rate primarily due to benefits associated with its foreign sales corporation, research credits, and foreign taxes assessed at an overall rate lower than the federal statutory rate and costs associated with non deductible goodwill amortization and state income taxes. The Company's 1996 provision for income taxes for the first quarter consisted primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate during this period was substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit had previously been taken.

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

Continued Acceptance and Development of the Company's Products - Substantially
--------------------------------------------------------------
all of the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. There can be no assurance that market acceptance of these products will continue. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand or, even if such market expands that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

During the first fiscal quarter of 1997, the Company recorded its first commercial shipment of its new emulation product. The success of the Company in selling and supporting emulation products will depend on a variety of factors, including timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems have been designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products, if successfully developed, will be able to achieve such goals. Moreover as the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand.

Competition - The EDA industry is highly competitive and rapidly changing. The
-----------
Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. The Company experiences significant competition in both the simulation and emulation product environments. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

New Products and Technological Change - The EDA industry is characterized by
-------------------------------------
extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation systems and to design, develop and support its future simulation and emulation products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations.

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

Dependence Upon Certain Suppliers - Certain key components, including certain
---------------------------------
proprietary application-specific integrated circuits and subassemblies used in the Company's products are presently available from sole or limited sources. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. The Company generally purchases these components, including semiconductor memories used in the Company's hardware simulators, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of these source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Any prolonged inability to obtain components or subassemblies in sufficient quantities or quality or on favorable pricing or delivery terms, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 1996, the Company had $24,193,000 in cash, cash equivalents and short term investments which compares to $25,228,000 as of September 28, 1996.

Net cash used in operating activities was $815,000 for the three months ended December 28, 1996. The $815,000 cash used in operations and was primarily due to a decrease in deferred maintenance revenues, an increase in accounts receivable due to higher net revenues and the pay down of accounts payable offset by net income adjusted for depreciation and amortization and an increase in income taxes payable.

Net cash provided by investing activities was approximately $3,973,000 due primarily to net maturities of approximately $10,113,000 of short-term investments offset by the purchase of approximately $324,000 of equipment and purchases of approximately $5,816,000 of short-term investments. The Company expects capital expenditures to increase throughout the remainder of the year, as the expected headcount additions will require additional workstations.

Net cash provided by financing activities for the three months ended December 28, 1996 was approximately $104,000 which was a result of exercise of options by Company employees offset by the payment of $300,000 on long-term debt.

The Company's primary unused sources of funds at December 28, 1995, consisted of $24,193,000 of cash, cash equivalents and short-term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

PART II.   OTHER INFORMATION


ITEMS 1-5. Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


(a) INDEX TO EXHIBITS

Exh. No.                Documentation Description                       Page
--------                -------------------------                       ----

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

 3.4 By-laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).

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

Exh. No.                Documentation Description                       Page
--------                -------------------------                       ----

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

Exh. No.                Documentation Description                       Page
--------                -------------------------                       ----

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

10.20 Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and the Company (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended June 29, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

Exh. No.                Documentation Description                       Page
--------                -------------------------                       ----

10.21 The Company's 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.21 of the Company's Annual
          Report on Form 10-K for the year ended September 28,
          1996).

10.22     The Company's 1996 Employee Stock Purchase Plan
          (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996).

11.1      Statement of Computation of Earnings per Share.

27.1      Financial Data Schedule


(b) REPORTS ON FORM 8-K  - Not applicable


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IKOS SYSTEMS, INC.
                                    ------------------
                                    Registrant



Date:  February 10, 1997            /s/ Joseph W. Rockom
       -----------------            --------------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer