Form 10-Q
period 1997-03-29
IKOS SYSTEMS INC
filed 1997-05-12
CIK 756365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------



                                   FORM 10-Q

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended March 29, 1997 or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

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
                                 (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK $.01 PAR VALUE                       8,425,000
        ---------------------------                       ---------
             (Title of Class)                (Outstanding as of March 29, 1997)

 ===============================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 29, 1997


                                     INDEX
                                     -----


Part I:  Financial Information

         Item 1: Financial Statements
                                                                          PAGE
                 Consolidated Balance Sheets at
                  March 29, 1997 and September 28, 1996.............       3

                 Consolidated Statements of Income
                  for the three months ended
                  March 29, 1997 and March 30, 1996.................       4

                 Consolidated Statements of Cash Flows
                  for the three months ended
                  March 29, 1997 and March 30, 1996.................       5

                 Notes to Consolidated Financial Statements.........       6

         Item 2: Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..       8


Part II: Other Information

         Item 4: Submission of Matters to a Vote of Security Holders      13

         Item 6: Exhibits and Reports on Form 8-K...................      14

         Signatures.................................................      17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    March 29,    September 28,
                                                      1997            1996
                                                   -----------   -------------
                                    ASSETS         (Unaudited)

Current assets:
  Cash and cash equivalents......................     $14,318        $10,590
  Short-term investments.........................      12,084         14,638
  Accounts receivable (net of allowances for
    doubtful accounts of $451 and $271,
    respectively.................................      12,056          9,193
  Inventories....................................       3,934          3,514
  Deferred tax assets............................       3,451          4,187
  Prepaid expenses and other assets..............         479            537
                                                      -------        -------
       Total current assets......................      46,322         42,659
Equipment and leasehold improvements
  Office and evaluation equipment................       3,345          3,088
  Machinery and equipment........................       6,321          5,738
  Leasehold improvements.........................         328            331
                                                      -------        -------
                                                        9,994          9,157
    Less allowances for depreciation and
      amortization...............................      (6,168)        (5,565)
                                                      -------        -------
                                                        3,826          3,592
Intangible assets (net of amortization of
  $1,051 and $421, respectively).................       5,256          5,890
Deferred tax assets..............................       1,127          1,125
Other assets.....................................         431            205
                                                      -------        -------
                                                      $56,962        $53,471
                                                      =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................      $1,637         $4,775
  Accrued payroll and related expenses...........       2,005          2,406
  Accrued commissions............................         445            725
  Income taxes payable...........................       3,624          1,745
  Other accrued liabilities......................         877            496
  Deferred maintenance revenues..................       3,353          3,843
  Current portion of long-term debt..............         650            750
                                                      -------        -------
       Total current liabilities.................      12,591         14,740
Long-term debt, less current portion.............          --            350
Accrued rent.....................................         226            237
Commitements
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares
    authorized, none issued......................          --             --
  Common stock, $.01 par value; 50,000 shares
    authorized, 8,425 and 8,179 shares
    issued and outstanding, respectively.........          84             82
  Additional paid-in capital.....................      56,303         54,994
  Accumulated deficit............................     (12,242)       (16,932)
                                                      -------        -------
       Total stockholders' equity................      44,145         38,144
                                                      -------        -------
                                                      $56,962        $53,471
                                                      =======        =======

                See notes to consolidated financial statements.

                 IKOS SYSTEMS INC.
         CONSOLIDATED STATEMENTS OF INCOME
      (in thousands, except per share amounts)




                                                                Three Months Ended        Six Months Ended
                                                             ------------------------  ------------------------
                                                            March 29,      March 30,   March 29,      March 30,
                                                               1997         1996         1997          1996
                                                               ----         ----         ----          ----
Net revenues
  Product................................................     $12,022      $ 9,332     $23,874        $16,971
  Maintenance............................................       2,453        1,822       4,790          3,460
                                                             --------     --------    --------       --------
    Total net revenues...................................      14,475       11,154      28,664         20,431

Cost of revenues
  Product................................................       2,678        2,066       5,370          3,983
  Maintenance............................................         466          331         887            550
                                                             --------     --------    --------       --------
    Total cost of revenues...............................       3,144        2,397       6,257          4,533
                                                             --------     --------    --------       --------
    Gross profit.........................................      11,331        8,757      22,407         15,898

Operating expenses:
  Research and development...............................       2,509        1,727       4,860          3,268
  Sales and marketing....................................       3,758        3,417       7,958          6,911
  General and administration.............................       1,075        1,034       2,103          1,723
  Amortization of intangibles............................         315            -         630              -
                                                             --------     --------    --------       --------
    Total operating expenses.............................       7,657        6,178      15,551         11,902
                                                             --------     --------    --------       --------
Income from operations...................................       3,674        2,579       6,856          3,996

Other income (expense):
  Interest income........................................         285          285         562            482
  Interest expense.......................................           -          (24)          -            (42)
  Other..................................................          34           30          65             59
                                                             --------     --------    --------       --------
    Total other income...................................         319          291         627            499
                                                             --------     --------    --------       --------

Income before provision for income taxes.................       3,993        2,870       7,483          4,495
Provision for income taxes...............................       1,478          460       2,793            710
                                                             --------     --------    --------       --------
    Net income...........................................     $ 2,515      $ 2,410     $ 4,690        $ 3,785
                                                             ========     ========    ========       ========

Net income per share.....................................       $0.28        $0.31       $0.53          $0.49
                                                             ========     ========    ========       ========
Common and common equivalent shares used
  in computing per share amounts.........................       8,984        7,843       8,920          7,681
                                                             ========     ========    ========       ========


  See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                 (Unaudited)

                                                                                    Six Months Ended
                                                                                 ------------------------
                                                                                    March 29,   March 30,
                                                                                       1997        1996
                                                                                   -----------   ---------

Operating activities:
 Net income........................................................................    $ 4,690   $ 3,785
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization....................................................      1,292       493
  Loss on retirement of equipment..................................................         13        19
  Deferred tax assets..............................................................         (2)       --
  Accrued rent.....................................................................        (11)       (3)
 Changes in operating assets and liabilities:
  Accounts receivable..............................................................     (2,863)    2,189
  Inventories......................................................................       (420)     (793)
  Prepaid expenses and other current assets........................................         58        (9)
  Other assets.....................................................................       (226)      (92)
  Accounts payable.................................................................     (3,138)    1,106
  Accrued payroll and related expenses.............................................       (401)      232
  Accrued commissions..............................................................       (280)     (511)
  Income taxes payable.............................................................      2,615        87
  Other accrued liabilities........................................................        381      (312)
  Deferred maintenance revenues....................................................       (490)      941
                                                                                   -----------   ---------

   Net cash provided by operating activities.......................................      1,218     7,132

Investing activities:
 Purchases of equipment and leasehold improvements.................................       (905)   (1,212)
 Investment in Virtual Machine Works, Inc.                                                  --    (1,250)
 Purchase of short-term investments................................................    (13,551)  (10,755)
 Maturities of short-term investments..............................................     16,105     1,589
                                                                                   -----------   ---------

      Net cash provided (used in) investment activities............................      1,649   (11,628)

Financing activities:
  Principal payments on long-term borrowings.......................................       (450)     (738)
  Sale of common stock.............................................................      1,311    11,095
                                                                                   -----------   ---------

      Net cash provided by financing activities....................................        861    10,357
                                                                                   -----------   ---------

Increase in cash and cash equivalents..............................................      3,728     5,861
Cash and cash equivalents at beginning of period...................................     10,590     7,305
                                                                                   -----------   ---------

Cash and cash equivalents at end of period.........................................     14,318   $13,166
                                                                                   ===========   =========


See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

          The accompanying consolidated financial statements at March 29, 1997 and for the three and six month periods ended March 29, 1997 and March 30, 1996, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 28, 1996 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1996. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six month periods ended March 29, 1997 are not necessarily indicative of results expected for the full year.

2.   Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                   March 29,   September  28,
                                     1997           1996
                                   ---------   --------------

            Purchase parts            $1,160           $  631
            Work-in-process            1,853            2,245
            Finished goods               921              638
                                      ------           ------

            Total inventories         $3,934           $3,514
                                      ======           ======

3.   Net Income Per Share

          Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options have been included in the computation when dilutive.

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "Basic" earning per share calculation. The statement is effective for interim and annual financial statements for periods ending after December 31, 1997 and earlier application is not permitted. The Company will not be required to adopt such statement until after its first quarter of fiscal 1998 and such adoption, when effective, will not result in a materially different disclosure of "diluted" earnings per share than currently disclosed.

4.   Subsequent Event

          In April 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for $5,000,000 in cash. Under the terms of the agreement, the companies are jointly implementing a product transition program for all of Zycad's current logic simulation customers. IKOS has paid $2,500,000 upon the execution of the agreement and the remaining $2,500,000 will be paid to Zycad upon the completion of certain milestones under the customer transition program. As a result of the transaction, the Company expects to recognize a charge in its third fiscal quarter as a result of a write-off of in process research and development related to the acquisition.

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

NET REVENUES

Net revenues for the second quarter of fiscal 1997 totaled $14,475,000, an increase of approximately 30% over the same quarter in fiscal 1996. Net revenues for the six months ended March 29, 1997 were 28,664,000, representing an increase of 40% over the same six month period of fiscal 1996. The increases are primarily the result of the continued growth in sales of the Voyager product line, increased maintenance revenues, initial commercial shipments of the Company's new emulator product and increases in consulting revenues. For the three and six months ended March 29, 1997, the Voyager product line contributed over 66% of net revenues and represented increases over the same periods of fiscal 1996 of over 10% and 25%, respectively. Maintenance revenues which were over 16% of net revenues for both the three month and six month periods ending March 29, 1997, increased 35% and 38% respectively over the same three and six month periods of fiscal 1996. The Company's new emulation product contributed over 6% and 9% of net revenues, respectively, and the new consulting group contributed approximately 6% and 4% of net revenues during the quarter and six month period, respectively. There were no emulation revenues and minimal consulting revenues recognized during the first six months of fiscal 1996.

These increases were the result of a larger customer base, continued acceptance of the Company's simulation and acceleration solutions, the successful introduction of the new emulation product and the increased focus on the Company's consulting organization.

International sales for the second quarter of fiscal 1997 increased approximately 16% over the same quarter in fiscal 1996 and accounted for over 35% of net revenues for the quarter. For the six month period ended March 29, 1997, international revenue increased 72% when compared to the same period in fiscal 1996. The significant increase in revenues for the six month period is primarily the result of a strong first quarter of international revenues for fiscal 1997 and a weak first quarter in fiscal 1996.

GROSS PROFIT MARGINS

Gross profit margins for the three and six month periods were approximately 78% of net revenues and are comparable with the same periods of fiscal 1996. Gross profit margins are expected to be comparable in subsequent quarters provided revenues of newer products continue to increase.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the second quarter of fiscal 1997 totaled $2,509,000, representing an increase of approximately 45% over $1,727,000 of expenses incurred in the same quarter of fiscal 1996. Research and development expenses increased 49% from $3,268,000 for the first six months of fiscal 1996 to $4,860,000 for the same period of fiscal 1997. The increase in research and development expenses is primarily the result of increased headcount and associated expenses. The Company expects research and development expenses to increase in absolute dollars over the remainder of the year as the Company continues its development of its future generation of products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $3,758,000 for the second quarter of fiscal 1997 or 10% when compared to $3,494,000 for the same period in fiscal
1996.   Sales and marketing expenses increased 15% from $6,911,000 for the first six months of 1996 to $7,958,000 for the first six months of fiscal 1997. The increase is primarily the result of additional headcount and increased commissions as a result of higher revenue levels, as well as increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the next two fiscal quarters reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,075,000 and $2,103,000 for the three and six month periods ended March 29, 1997. These amounts represent increases of 4% and 22%, respectively over the comparable period in fiscal 1996. The slight increase in the current quarter is a result of increased headcount. The increases for the six month period were a result of the increased headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to remain relatively flat over the next two fiscal quarters of fiscal 1997.

INCOME TAXES

The Company's second quarter provision for income taxes for fiscal 1997 differs from the federal statutory rate primarily due to benefits associated with its foreign sales corporation, research credits, and costs associated with non deductible goodwill amortization and state income taxes. The Company's 1996 provision for income taxes for the second quarter consisted primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate during this period was substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit had previously been taken.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Quarterly Results - The Company's quarterly operating
-------------------------------------------
results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will increase, that its recent rate of quarterly revenue and earnings growth will be sustained, or that the Company will remain profitable in any future period.

Continued Acceptance and Development of the Company's Products - Substantially
--------------------------------------------------------------
all of the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. There can be no assurance that increased sales of these products will continue. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand or, even if such market expands that the Company's current products and future products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

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

Competition - The EDA industry is highly competitive and rapidly changing. The
-----------
Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. The Company experiences significant competition in both the simulation and emulation product environments. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products formal proof products and product enhancements. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

New Products and Technological Change - The EDA industry is characterized by
-------------------------------------
extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation systems and to design, develop and support its future simulation and emulation products on a timely basis. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner, in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations.

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


LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 1997, the Company had $26,402,000 in cash, cash equivalents and short term investments which compares to $25,228,000 as of September 28, 1996.

Net cash provided by operating activities was $1,218,000 for the six months ended March 29, 1997. The cash provided by operations was primarily due to net income plus depreciation and amortization and an increase in income taxes payable partially offset by an increase in accounts receivable from higher net revenues, an increase in inventories, the pay down of accounts payable and the payroll and related obligations.

Net cash provided by investing activities was approximately $1,649,000 due primarily to maturities of approximately $16,105,000 of short-term investments offset by the purchase of approximately $905,000 of equipment and purchases of approximately $13,551,000 of short-term investments. The Company expects capital expenditures to increase throughout the remainder of the year as expected headcount additions will require additional workstations.

Net cash provided by financing activities for the three months ended March 29, 1997 was approximately $861,000 which was a result of exercise of stock options by Company employees offset by the payment of $450,000 on long-term debt.

The Company's primary unused sources of funds at March 29, 1997, consisted of $26,402,000 of cash, cash equivalents and short-term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

Subsequent to the end of the quarter, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for $5,000,000 in cash. Under the terms of the agreement, the companies are jointly implementing a product transition program for all of Zycad's current logic simulation customers. IKOS has paid $2,500,000 upon the execution of the agreement and the remaining $2,500,000 will be paid to Zycad upon completion of certain milestones under the customer transition program. As a result of the transaction, the Company expects to recognize a charge in its third fiscal quarter as a result of a write-off of in process research and development related to the acquisition.

ITEMS 1-3.   NOT APPLICABLE.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of stockholders was held on January 27, 1997

             The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:

                                           FOR         WITHHELD

             Gerald S. Casilli          6,314,092       149,895
             Lutz P. Henckels           6,314,662       149,325
             Ramon Nunez                6,314,614       149,373
             James R. Oyler             6,314,662       149,325
             Glenn E. Penisten          6,314,462       149,525

             The stockholders approved a proposal to amend the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 25,000,000 to 50,000,000. The proposal received the following votes:

                                                          BROKER/
                       FOR      AGAINST     ABSTENTIONS  NON-VOTES
                    5,405,683   982,757       38,457       37,090

             The stockholders approved a proposal to increase the number of shares of the Company's common stock reserved for issuance under its 1995 Stock Option Plan by 450,000 shares. The proposal received the following votes:

                       FOR      AGAINST     ABSTENTIONS
                    3,397,162  1,390,691      37,655

             In addition, the stockholders ratified the appointment of Ernst & Young, LLP as independent public accounts of the Company for fiscal 1997. The proposal received the following votes:

                       FOR      AGAINST     ABSTENTIONS
                    6,451,196    6,027         6,764

ITEM 5.      NOT APPLICABLE.

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

 3.4          Certificate of Amendment of Certificate of Incorporation filed February 3,
              1997

 3.5 By-laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).

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

                                    IKOS SYSTEMS, INC.
                                    ------------------
                                    Registrant



Date:  May 12, 1997                 /s/ Joseph W. Rockom
       ------------                 ----------------------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer