Form 10-Q
period 1997-06-28
IKOS SYSTEMS INC
filed 1997-08-12
CIK 756365

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ____________________________


                                   FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended June 28, 1997 or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to
__________

COMMISSION FILE NUMBER 0-18623


                         ____________________________


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

                REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK $.01 PAR VALUE                             8,520,000
    ---------------------------                             ---------
          (Title of Class)                    (Outstanding as of June 28, 1997)

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 28, 1997


                                     INDEX
                                     -----


Part I: Financial Information

        Item 1: Financial Statements
                                                                         PAGE
                Consolidated Balance Sheets at
                  June 28, 1997 and September 28, 1996..............       3

                Consolidated Statements of Operations
                  for the three and nine months ended
                  June 28, 1997 and June 29, 1996...................       4

                Consolidated Statements of Cash Flows
                  for the nine months ended
                  June 28, 1997 and June 29, 1996...................       5

                Notes to Consolidated Financial Statements..........       6

        Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....       8


Part II:  Other Information

        Item 6: Exhibits and Reports on Form 8-K....................      13

        Signatures..................................................      16

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                    June 28,   September 28,
                                                      1997         1996
                                                  -----------  -------------
                  ASSETS                          (Unaudited)       (1)
Current assets:
   Cash and cash equivalents.......................  12,372      $ 10,590
   Short-term investments..........................  13,785        14,638
   Accounts receivable (net of allowances for
     doubtful accounts of $476 and $271,
     respectively).................................  11,528         9,193
   Inventories.....................................   4,684         3,514
   Deferred tax assets.............................   3,450         4,187
   Prepaid expenses and other assets...............     635           537
                                                    -------       -------
       Total current assets........................  46,454        42,659

   Equipment and leasehold improvements
     Office and evaluation equipment...............   3,750         3,088
     Machinery and equipment.......................   6,705         5,738
     Leasehold improvements........................     333           331
                                                    -------       -------
                                                     10,788         9,157
       Less allowances for depreciation and
        amortization...............................  (6,656)       (5,565)
                                                    -------       -------
                                                      4,132         3,592
   Intangible assets (net of amortization of
     $1,366 and $421, respectively)................   4,941         5,890
   Deferred tax assets.............................   1,127         1,125
   Other assets....................................     500           205
                                                    -------       -------
                                                    $57,154       $53,471
                                                    =======       =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................ $ 3,044       $4,775
   Accrued payroll and related expenses............   2,194        2,406
   Accrued commissions.............................     568          725
   Income taxes payable............................   2,123        1,745
   Other accrued liabilities.......................   2,965          496
   Deferred maintenance revenues...................   3,315        3,843
   Current portion of long-term debt...............     350          750
                                                    -------       -------
       Total current liabilities...................  14,559        14,740
Long-term debt, less current portion...............      --           350
Accrued rent.......................................     220           237
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares
     authorized, none issued and outstanding.......      --            --
   Common stock, $.01 par value; 50,000 shares
     authorized, 8,520 and 8,179 shares
     issued and outstanding, respectively..........      85            82
   Additional paid-in capital......................   56,876        54,994
   Accumulated deficit.............................  (14,586)      (16,932)
       Total stockholders' equity..................   42,375        38,144
                                                     -------       -------
                                                     $57,154       $53,471
                                                     =======       =======

(1)  Derived from audited financial statements.

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                (unaudited)



                                                                                  Three Months Ended          Nine Months Ended
                                                                               ------------------------     ---------------------
                                                                               June 28,        June 29,      June 28,    June 29,
                                                                                 1997           1996          1997         1996
                                                                                 ----           ----          ----         ----
Net revenues
  Product..........................................................            $12,308       $  9,874        $36,182     $ 26,845
  Maintenance......................................................              2,121          1,976          6,911        5,436
                                                                               -------       --------        -------     --------
    Total net revenues.............................................             14,429         11,850         43,093       32,281

Cost of revenues
  Product...........................................................             2,771          2,126          8,141        6,109
  Maintenance.......................................................               492            384          1,379          934
                                                                               -------       --------        -------     --------
    Total cost of revenues..........................................             3,263          2,510          9,520        7,043
                                                                               -------       --------        -------     --------
   Gross profit.....................................................            11,166          9,340         33,573       25,238

Operating expenses:
  Research and development..........................................             2,648          2,640          7,508        5,908
  Sales and marketing...............................................             4,470          3,517         12,428       10,428
  General and administration........................................               832            778          2,935        2,501
  Acquired in-process research and
    development and special charges.................................             7,002          9,600          7,002        9,600

  Amortization of intangibles.......................................               315            101            945          101
                                                                               -------       --------        -------     --------
   Total operating expenses.........................................            15,267         16,636         30,818       28,538
                                                                               -------       --------        -------     --------
Income from operations..............................................            (4,101)        (7,296)         2,755       (3,300)

Other income (expense):
  Interest income...................................................               344            259            906          741
  Interest expense..................................................                 -              -              -          (42)
  Other.............................................................                 6             31             71           90
                                                                               -------       --------        -------     --------
   Total other income...............................................               350            290            977          789
                                                                               -------       --------        -------     --------

Income (loss) before provision (benefit)
  for income taxes..................................................            (3,751)        (7,006)         3,732       (2,511)
Provision (benefit) for income taxes................................            (1,407)           410          1,386        1,120
                                                                               -------       --------        -------     --------
    Net income (loss)...............................................           ($2,344)       ($7,416)       $ 2,346      ($3,631)
                                                                               =======       ========       ========     ========
Net income (loss) per share.........................................            ($0.28)         $1.00          $0.26       ($0.51)
                                                                               =======       ========       ========     ========
Common and common equivalent shares used
  in computing per share amounts....................................             8,457          7,407          8,940        7,149
                                                                               =======       ========       ========     ========


                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                         Nine Months Ended
                                                     ---------------------------
                                                      June 28,         June 29,
                                                        1997             1996
                                                     -----------     -----------
Operating activities:
         Net income..............................     $2,346           ($3,631)
         Adjustments to reconcile net income to
           net cash provided by operating
           activities:
           Depreciation and amortization.........      2,036               892
           Special charges.......................      7,002             9,600
           Loss on retirement of equipment.......          4                25
           Deferred tax assets...................        735                --
           Deferred rent.........................        (17)               (2)

         Changes in operating assets and
           liabilities:
           Accounts receivable...................     (2,335)            1,999
           Inventories...........................     (1,170)           (1,242)
           Prepaid expenses and other current
            assets...............................        (98)               55
           Other assets..........................       (295)              (80)
           Accounts payable......................      (1,731)           1,644
           Accrued payroll and other expenses....        (212)             512
           Accrued commissions...................        (157)            (511)
           Income taxes payable..................         378              338
           Other accrued liabilities.............         (33)            (265)
           Deferred maintenance revenues.........        (528)             919
                                                      -------          -------
             Net cash provided by operating
             activities..........................       5,925           10,253

Investing activities:
         Purchases of equipment and leasehold
          improvements...........................      (1,631)          (1,788)
         Investment in Virtual Machine
          Works, Inc.............................          --           (1,250)
         Acquisition of Virtual Machine
          Works, Inc.............................          --           (9,751)
         Purchase of Zycad Lightspeed
          technology.............................      (4,500)              --
         Purchase of short-term investments......     (22,078)         (15,466)
         Maturities of short-term
          investments............................      22,931            9,155
                                                      -------          -------
             Net cash used in investment
             activities..........................      (5,278)         (19,100)

Financing activities:
         Principal payments on long-term
          borrowings.............................        (750)            (888)
         Sale of common stock....................       1,885           11,561
                                                      -------          -------
             Net cash provided by financing
             activities..........................       1,135           10,673
                                                      -------          -------

Increase in cash and cash equivalents............       1,782            1,826
Cash and cash equivalents at beginning of
 period..........................................      10,590            7,305
                                                      -------          -------
Cash and cash equivalents at end of
period...........................................     $12,372          $ 9,131
                                                      =======          =======


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

          The accompanying consolidated financial statements at June 28, 1997 and for the three and nine month periods ended June 28, 1997 and June 29, 1996, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 28, 1996 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1996. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month periods ended June 28, 1997 are not necessarily indicative of results expected for the full year.

2.   Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                              June 28,  September  28,
                                                1997         1996
                                             --------  --------------

                       Purchase parts         $1,024       $  631
                       Work-in-process         2,406        2,245
                       Finished goods          1,254          638
                                              ------       ------
                         Total inventories    $4,684       $3,514
                                              ======       ======
4.   Net Income Per Share

          Net income per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares from options have been included in the computation when dilutive.

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "basic" earnings per share calculation. The statement is effective for interim and annual financial statements for periods ending after December 31, 1997 and earlier application is not permitted. The Company will not be required to adopt such statement until after its first quarter of fiscal 1998 and such adoption, when effective, will not result in a materially different disclosure of "dilutive" earnings per share than currently disclosed.

5.   Zycad Purchased Technology

          In April 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for approximately $5,400,000 in cash. Under the terms of the agreement, the companies have jointly implemented a product transition program for all of Zycad's current logic simulation customers. Through June 28, 1997, IKOS has paid $4,500,000 with the remaining $900,000 to be paid to Zycad upon the completion of certain milestones under the customer transition program. The technology acquisition was charged to operations in the current quarter. In addition, in connection with the customer transition program, the anticipated cost of approximately $1,600,000 of such program was charged to operations in the current quarter.

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

NET REVENUES

Net revenues for the third quarter of fiscal 1997 totaled $14,429,000, an increase of approximately 22% over the same quarter in fiscal 1996. Net revenues for the nine months ended June 28, 1997 were $43,093,000, representing an increase of 33% over the same nine month period of fiscal 1996. The increases are primarily the result of approximately $1,500,000 in emulation product sales during the quarter. In addition, Voyager product sales and maintenance revenues increased slightly over the same quarter in fiscal 1996. The Company began its commercial shipment of the emulation product in the first quarter of 1997. For the three and nine months ended June 28, 1997, the Company's new emulation product contributed over 10% and 9% of net revenues, respectively. There were no emulation revenues recognized during the first nine months of fiscal 1996 as the product was in development during that period. The Voyager product line contributed over 65% of net revenues and represented increases over the same periods of fiscal 1996 of approximately 7% and 16%, respectively. Maintenance revenues which were over 15% and 16% of net revenues for the three month and nine month periods ending June 28, 1997, respectively, increased 7% and 27% respectively over the same three and nine month periods of fiscal 1996. During the quarter, the Company discontinued its support of its older 2800/2900 product resulting in a lower growth rate of maintenance revenues during the quarter.

The Company has seen an increase in activity for its emulation product and a flattening in the overall simulation revenue growth. The Company expects the emulation revenues to continue to grow as a percentage of overall revenues as the Company continues its transition from only offering simulation related products to a company offering a full range of simulation and emulation solutions. The Company also expects to continue to see growth in the simulation business although at a lower rate due to the increasing focus on the emulation business and changes in the Electronic Design Automation (EDA) marketplace. In addition, the Company has continued its focus on providing consulting services to its customers. The Company has seen increased activity with respect to these services as well.

International sales for the third quarter of fiscal 1997 increased approximately 29% over the same quarter in fiscal 1996 and accounted for over 33% of net revenues for the quarter. For the nine month period ended June 28, 1997, international revenue increased 58% when compared to the same period in fiscal 1996. The significant increase in revenues for the nine month period is primarily the result of a strong first quarter of international revenues for fiscal 1997 and a weak first quarter in fiscal 1996. During the quarter, the Company continued its transition from a distributor sales channel in Japan to a direct sales channel. This transition resulted in less than expected revenues in Japan during the quarter partially as a result of the level of resources available to serve the market. The Company has increased its headcount and expects that as the Japan location matures revenues should improve. The Company expects this transition to be a continual process for the next several quarters.

GROSS PROFIT MARGINS

Gross profit margins for the three and nine month periods were approximately 77% and 78% of net revenues, respectively and are slightly lower when compared to the same periods of fiscal 1996. The slight decrease in margins are a result of increased maintenance costs associated with the newer products and the cancellation of support for the Company's older 2800/2900 product line in which maintenance cost were minimal. Gross profit margins are expected to be comparable in subsequent quarters.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses in the third quarter of fiscal 1997 totaled $2,648,000 and are flat when compared to the same period in fiscal 1996. Certain research and development costs increased during the quarter as a result of increased headcount, however these increases were offset by lower non-recurring engineering charges during the quarter. Research and development expenses increased 27% from $5,908,000 for the first nine months of fiscal 1996 to $7,508,000 for the same period of fiscal 1997. The overall increase in research and development expenses for the nine months of fiscal 1997 is the result of increased headcount and associated expenses. The Company expects research and development expenses to increase in absolute dollars over the remainder of the year as the Company continues its development of its future generation of products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $4,470,000 for the third quarter of fiscal 1997 or 27% when compared to $3,517,000 for the same period in fiscal
1996.   Sales and marketing expenses increased 19% from $10,428,000 for the first nine months of 1996 to $12,428,000 for the first nine months of fiscal 1997. The increase is primarily the result of additional headcount and increased commissions as a result of higher revenue levels, as well as increased expenses for international operations. Sales and marketing expenses are expected to continue to increase in absolute dollars over the remainder of the year reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $832,000 and $2,935,000 for the three and nine month periods ended June 28, 1997. These amounts represent increases of 7% and 17%, respectively over the comparable periods in fiscal 1996. The increase in the current quarter is a result of increased headcount. The increases for the nine month period were a result of increased headcount, increased investor relations expenses, professional services and profit sharing expenses. General and administrative expenses are expected to remain relatively flat over the remainder of fiscal 1997.

INCOME TAXES

Due to the Company's loss before income taxes due to special charges associated with the Zycad technology purchase and related transition program costs of approximately $7,002,000, the Company has recognized a benefit for income taxes for the third quarter of fiscal 1997. For the nine months ended June 28, 1997, the Company's provision for income taxes differs from the federal statutory rate primarily due to benefits associated with its foreign sales corporation, research credits, and costs associated with state income taxes and non deductible goodwill amortization. The Company's 1996 provision for income taxes for the third quarter consisted primarily of federal alternative minimum tax, state and foreign taxes and Japanese withholding taxes. The tax rate during this period was substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit had previously been recognized.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Quarterly Results - The Company's quarterly operating
-------------------------------------------
results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in particular in the electronics industry. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will increase, that its rate of quarterly revenue and earnings growth will be sustained, or that the Company will remain profitable in any future period.

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

During the first fiscal quarter of 1997, the Company recorded its first commercial shipment of its new emulation product. The success of the Company in continuing to sell and support emulation products will depend on a variety of factors, including timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems have been designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products will be able to achieve such goals. Moreover as the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand.

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

Transition to Direct Sales in Japan  -  Prior to April 1997, the Company
-----------------------------------
maintained a relationship with a certain distributor in Japan for sales in that country. In April 1997, the Company initiated the termination of its relationship with such distributor and began selling directly to its customers in Japan through its direct sales office. Such transition has been slower than expected as the Company continues to build its level of resources in the sales office. As a result revenues from the Japan location was less than expected. The Company expects this transition to continue over the next several quarters. There can be no assurance that the Company's direct sales office in Japan will eventually generate revenues in line with or greater than those derived from its prior relationship with its former distributor. Accordingly, the Company's results of operations could be negatively impacted.


LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 1997, the Company had $26,157,000 in cash, cash equivalents and short term investments which compares to $25,228,000 as of September 28, 1996.

Net cash provided by operating activities was $5,925,000 for the nine months ended June 28, 1997. The cash provided by operations was primarily due to net income plus special charges associated with the Zycad acquisition, depreciation and amortization and an increase in income taxes payable partially offset by an increase in accounts receivable, an increase in inventories, the pay down of accounts payable and payroll and related obligations and the decrease in deferred maintenance revenues.

Net cash used in investing activities was approximately $5,278,000 due primarily to maturities of approximately $22,931,000 of short-term investments offset by the cash paid as a part of the Zycad technology purchase of approximately $4,500,000, the purchase of approximately $1,631,000 of equipment and purchases of approximately $22,078,000 of short-term investments. The Company expects capital expenditures to increase throughout the remainder of the year, as expected headcount additions will require additional workstations.

Net cash provided by financing activities for the nine months ended June 28, 1997 was approximately $1,135,000 which was a result of exercise of stock options by Company employees offset by the payment of $750,000 on debt obligations.

The Company's primary unused sources of funds at June 28, 1997, consisted of $26,157,000 of cash, cash equivalents and short-term investments. The Company believes that its present cash position and cash generated from operations will be sufficient to meet its capital needs for at least the next twelve months.

In April 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for approximately $5,400,000 in cash. Under the terms of the agreement, the companies have jointly implemented a product transition program for all of Zycad's current logic simulation customers. Through June 28, 1997, IKOS has paid $4,500,000 with the remaining $900,000 to be paid to Zycad upon the completion of certain milestones under the customer transition program. The technology acquisition was charged to operations in the current quarter. In addition, the Company charged operations in the current quarter approximately $1,600,000 for the anticipated cost of the customer transition program.

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

 3.4 Certificate of Amendment of Certificate of Incorporation filed February 3, 1997 (Incorporated by reference to Exhibit 3.4 of the Company's quarterly report on Form 10-Q for the quarter ending March 29, 1997)

 3.5 By-laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).

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

10.1 Lease Agreement for the Company's principal facility dated March 20, 1992,between Ames Avenue Associates and the Company, as amended. (Incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K for the year ending September 26, 1992).

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

10.9          Software License Agreement with Compass Design
              Automation dated December (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1994).

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

                                    IKOS SYSTEMS, INC.
                                    ------------------
                                    Registrant



Date:  August 12, 1997              /s/ Joseph W. Rockom
       ---------------              -----------------------------------
                                    (JOSEPH W. ROCKOM, CFO)
                                    Principal Financial Officer,
                                    Duly Authorized Officer