Form 10-K
period 1997-09-27
IKOS SYSTEMS INC
filed 1997-12-19
CIK 756365

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 27, 1997 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                 to


COMMISSION FILE NUMBER 0-18623

                               ----------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the registrant's Common Stock held by non-affiliates as of November 12, 1997, was approximately $68,716,000

  As of November 12, 1997, approximately 8,589,463 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

  This report (excluding exhibits) contains 40 pages. The Index to Exhibits begins on Page 21 of this report.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  IKOS develops, manufactures, markets, and supports hardware and software systems for the verification of integrated circuits (IC). IKOS' mission is to help customers realize their high complexity electronic systems through innovative design verification solutions. The Company's hardware products include simulation acceleration for fast and accurate simulation of high complexity ICs and emulation for early in-circuit verification of functionality. The Company's software products include VHDL software logic and fault simulation solutions, and modeling tools for the development of accurate ASIC cell models. In fiscal 1997, the company created the consulting services organization to facilitate the delivery of comprehensive design verification solutions to our customers. This new function combines IKOS' products, people, and verification expertise to assist customers in the verification of their designs.

  The Company sells its products and services to a broad range of customers, including telecommunications, multimedia, semiconductor, computer, consumer electronics, and aerospace application segments. The Company's customers include Lucent Technologies, Motorola, NEC, S3, SGS Thomson Microelectronics, Siemens, LSI Logic, and Texas Instruments Headquartered in Cupertino, California, IKOS supports a direct sales operations in North America, the United Kingdom, Scandinavia, France, Germany, and Japan. In addition the Company has a distributor network covering the remainder of Europe and in parts Asia. IKOS is publicly traded on the Nasdaq National Market under the symbol IKOS.

BACKGROUND

  The electronic design automation (EDA) industry provides design automation tools and technology to the semiconductor industry. Verification and implementation are the largest segments in the EDA market and the Company is focused on the verification segment. The demand for design automation tools in this segment continues to grow at a faster rate than the EDA industry has been able to match. The fundamental drivers in this arena are the continuing trend toward increased design complexity, the inability of design engineering productivity to keep pace, and the resulting productivity gap. Moore's law predicts a 58% compounded annual growth rate in design complexity while design engineering productivity is growing at only 21% annually. This creates an ever widening productivity gap that EDA tool vendors seek to address.

  Design verification, which includes timing analysis, power analysis, and functional and timing operation, is the assessment of the functionality of a design prior to fabrication. It is a critical part of the design process with significant impact upon the design engineer's productivity. Customers estimate that up to 70% of their total design cycle time is spent in the verification phase. The Company is focused on the functional and timing operation which dominates the verification cycle. As design sizes increase, the amount of testing required to thoroughly verify functionality also grows. As design size and time to market pressures increase, the throughput required for thorough verification of these high-complexity designs can exceed the performance capability of software simulators running on general purpose workstations. It is for this group of customers that the Company's accelerator products provide the increased throughput that enables them to meet project schedules with a high degree of confidence in their designs. The company's acceleration products provide an accurate simulation of the design at performances high enough to run millions of test patterns to verify functionality.

  During fiscal 1997, the Company expanded its products with its commercial release of its emulation product for ultra high-performance design verification. For many customers verification demands require such large tests that even the performance of simulation acceleration cannot adequately address their time to market requirements. For these customers emulation is the technology of choice. Emulation utilizes reprogrammable logic, typically field programmable gate arrays (FPGAs), as the hardware model of an IC prior to its fabrication. This model runs orders of magnitude faster than is possible with software simulation and simulation acceleration options. As more electronics are designed to connect via standard interfaces, the need for compatibility and interoperability testing is increased, and thus the need for ultra high-performance verification. In the multimedia arena, for instance, a design that decodes MPEG data must have a decoder that meets the MPEG standard. This standard is used in end-products for everything from computers to settop boxes. Another example is companies which compete in the processor market in the development of Pentium clones must meet the standard defined by the Intel instruction set. These designs must be compatible with millions of lines of application code written for this platform. From this, it is easy to gauge the importance of design verification these and many other applications in the semiconductor and electronic systems industries.

COMPANY SOLUTIONS

  IKOS' patented acceleration products have evolved over the years to allow integration into the design flows that customers have adopted. Today's preferred design methodology incorporates the use of language-based tools for top-down design. The Company provides products that support VHDL and Verilog, the two most widely-used design languages. These products provide a mixed-level acceleration solution which allows software simulation running on a workstation to take place in conjunction with hardware acceleration to simulate the design. This solution is most useful for customers who desire to run sign-off simulation before delivering their designs to the ASIC Vendor for chip fabrication. The solution also benefits customers in the areas of functional verification and regression testing by adding the power of the accelerator to increase throughput. The company augments its hardware accelerator products with a variety of software products that support both VHDL and Verilog designs including logic and fault simulation and modeling tools. The Company's emulation products are based upon patented technology acquired from Virtual Machine Works, Inc. ("VMW"). The VirtualWires technology is under exclusive license from Massachusetts Institute of Technology (MIT) and the Timing Resynthesis patent is owned by the Company. These technologies allow the Company to offer emulation solutions at a lower cost than current competitive emulation solutions. It also enables repeatable emulation compile processes.

  The Company also offers simulation and emulation services to our customers through its consulting services organization. This groups expands the company's product capabilities with the inclusion of support and design verification expertise service to help customers achieve project goals. Verification services allow the customer to outsource the work needed to integrate new verification products into their design flow or deliver verification capability to the design team.

MAINTENANCE AND SUPPORT

  The Company provides hardware and software maintenance and support on a contractual basis after the initial product warranty has expired. Hardware maintenance is provided on an on-site or on a return and repair basis. The Company also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software releases, if any, from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Maintenance revenues, as a percent of total revenues, represented 17%, in each of the three fiscal years ending September 27, 1997.

COMPETITION

  Because design verification is one of the largest segments in the EDA market, it is a competitive market. In our classic hardware acceleration business the company's only competitor since entering the market in 1986 was Zycad Corporation ("Zycad"). During fiscal 1997, the Company purchased Zycad's acceleration technology and Zycad exited the market. On the emulation front, Quickturn Design Systems, Inc. ("Quickturn") continues to be the market leader. Mentor Graphics, Inc. ("Mentor Graphics") offers emulation solutions in Europe and Asia but is currently enjoined from selling in the United States as a result of litigation initiated by Quickturn. Competitors in the software simulation market include Synopsys, Inc. ("Synopsys"), Mentor Graphics, Cadence Design Systems, Inc. ("Cadence"), and Viewlogic Systems, Inc. ("Viewlogic"). The Company expects competition in the verification market to continue to expand and change. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

  The Company competes on the basis of certain factors, including product performance, price, support of industry standards, technical support and customer service, timely introduction of new products, ease of use and reputation. The Company believes that it currently competes favorably overall with respect to these factors.

CUSTOMERS, MARKETING AND SALES

  IKOS sells its products to a broad range of companies including those in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization. The Company employs a technically-oriented sales force and application engineering team to serve the needs of existing and prospective customers. The Company's consulting services organization provides its customers with a comprehensive solution that is tailored specifically to the needs of the design team. These services will include education, application services, interface software support, custom library development and other on-site support through customized consulting partnerships to assist the customer in accomplishing successful delivery of their products to market.

  IKOS' direct sales strategy concentrates on those companies that it believes are key users and designers of complex ICs and IC-based systems for high-performance applications. For the fiscal year ended September 27, 1997, one customer Lucent Technologies, Inc. accounted for approximately 11% of net revenues. For the year ended September 28, 1996, one distributor, Itochu & Co., Ltd. (Itochu) in Japan accounted for approximately 12% of net revenues and one customer, S3 Inc., accounted for approximately 14% of net revenues. In fiscal 1995, one distributor, Itochu accounted for approximately 15% of net revenues.

  Direct Sales. IKOS currently maintains direct sales and support offices in the following states: Arizona, California, Colorado, Florida, Illinois, Massachusetts, New Hampshire, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary, IKOS K.K. and in central Europe through its wholly-owned subsidiary, ICOS Systems GmbH, and through its sales offices in France and England. Direct sales, including maintenance fees, accounted for approximately 90% of the Company's net revenues in fiscal 1997. Direct sales for fiscal 1996 and 1995 as a percentage of net revenues were 86% and 79%, respectively.

  Distributors. IKOS believes that international markets are an important source of the Company's revenues. The Company has developed distributor relationships in ten foreign countries in Europe and Asia. However, during fiscal 1997, the Company terminated its distributor relationship in Japan and began selling directly in the Japan marketplace. Revenues to distributors were approximately 10% of the Company's net revenues for the fiscal year 1997. Distributor revenues for fiscal 1996 and 1995 as a percentage of net revenues were 14% and 21%, respectively.

  International Sales. International sales, including export sales and foreign operation net revenues, accounted for approximately 34%, 33% and 37% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, the Company terminated its Japan distributor relationship and completed its transition to a direct sales channel in Japan. This transition resulted in less than expected revenues in Japan during the fiscal year. As a part of this transition the Company has increased its sales and sales support organization in Japan. With the exception of sales to customers through the Japan subsidiary, sales in all foreign countries are denominated in U.S. dollars. Sales through the Japan subsidiary are denominated in Japanese Yen. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems denominated in U.S. dollars only, the Company pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations at September 27, 1997. For those sales made in Japanese Yen, the Company may enter into hedging arrangements to mitigate the currency risk with respect to such transactions. Currency exchange fluctuations in those countries in which the Company sells its systems denominated in the U.S. dollar could have a material adverse effect on the Company by resulting in pricing that is not competitive with prices denominated in local currencies.

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

  The Company's research and product development organization included 64 engineers at September 27, 1997, of whom 17 were engaged principally in the development of the new emulation product and 22 were engaged principally in software development. During fiscal 1997, 1996 and 1995, the Company spent approximately $10.7 million, $8.1 million and $4.0 million, respectively, on research and development. In addition, the Company spent approximately $7.3 million in fiscal 1997, related to technology purchased from Zycad Corporation ("Zycad"). In 1996, in addition to the $8.1 million spent on research and development, the

Company spent $9.6 million on in-process research and development in connection with the VMW acquisition. The Company's research and development costs, including costs of software development before technological feasibility, are expensed as incurred.

PROPRIETARY RIGHTS

  Due to the rapid pace of technological advancement, the Company believes it is less dependent on the protection of proprietary product information than on its ability to develop and market new products. The Company protects its proprietary product information through the use of employee nondisclosure agreements and by limiting access to confidential information. The Company presently has three United States patents, two of which expire on November 22, 2005, and the third expiring on June 30, 2009, that cover various aspects and features of its products, including its overall system architecture and certain features in the systems hardware. The Company has licensed rights under certain patent applications relating to VirtualWires from MIT and has filed additional patent applications. This license is through December 2004, and thereafter becomes nonexclusive. MIT may terminate this license if the Company fails to meet certain minimum net sales milestones or upon certain other material breaches of the license agreement that remain uncured after 90 days' notice of such breach. Although the Company may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products.

  The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's systems to perform key functions.

  From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of management efforts with respect to the defense thereof which could have a material adverse effect on the Company' business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.

  The Company's tradename, "IKOS," its facing parrots logo and its product series named "Voyager" are registered trademarks of the Company.

EMPLOYEES

  As of September 27, 1997 the Company employed a total of 219 persons, consisting of 122 in marketing, sales and support, 10 in manufacturing, 64 in research, development and engineering, and 23 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located in approximately 57,000 square feet of leased office building space in Cupertino, California. The lease on this facility expires September 2000, with options to extend the lease for up to nine years. In addition, the Company leases research and development and sales office space domestically in Arizona, California, Colorado, Florida, Illinois, Massachusetts, New Hampshire, New Jersey and Texas and internationally in England, France, Germany and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

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

                                                                  HIGH     LOW
                                                                 ------- -------
       FISCAL 1996
         First Quarter.......................................... $14.125 $ 9.813
         Second Quarter.........................................  18.625   9.125
         Third Quarter..........................................  30.000  17.188
         Fourth Quarter.........................................  22.375  14.500
       FISCAL 1997
         First Quarter.......................................... $23.875 $16.375
         Second Quarter.........................................  25.250  17.688
         Third Quarter..........................................  25.125  16.375
         Fourth Quarter.........................................  21.375  11.563

  The approximate number of record holders of IKOS stock as of November 12, 1997 was 149. The approximate number of beneficial holders is estimated to be 4,250 as of that same date.

  The Company has never declared or paid cash dividends on its stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

  Subsequent to September 27, 1997, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 15, 1997, the Company had repurchased 199,000 shares at a weighted-average per share price of $8.14.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FISCAL YEARS ENDED
                                ----------------------------------------------
                                SEPT. 27, SEPT. 28, SEPT. 30, OCT. 1,  OCT. 2,
                                  1997      1996      1995     1994     1993
                                --------- --------- --------- -------  -------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net revenues...................  $56,096   $45,341   $28,600  $21,636  $16,528
Cost of revenues...............   12,452     9,852     7,139    5,930    6,331
                                 -------   -------   -------  -------  -------
    Gross profit...............   43,644    35,489    21,461   15,706   10,197
Operating expenses:
  Research and development.....   10,740     8,146     3,999    3,861    7,896
  Sales and marketing..........   17,516    14,483    11,763    9,447    9,303
  General and administration...    3,777     3,420     2,301    1,596    1,873
  Write off of acquired in-
   process research and
   development and special
   charges.....................    9,202     9,600       --       --       --
  Amortization of goodwill.....    1,260       421       --       --       --
                                 -------   -------   -------  -------  -------
    Total operating expenses...   42,495    36,070    18,063   14,904   19,072
                                 -------   -------   -------  -------  -------
Income (loss) from operations..    1,149      (581)    3,398      802   (8,875)
Other income (expense):
  Interest income..............    1,198     1,058       159       69      130
  Interest expense.............      --        (42)     (107)     (75)     --
  Other........................       71       124       117      140       48
                                 -------   -------   -------  -------  -------
    Total other income.........    1,269     1,140       169      134      178
                                 -------   -------   -------  -------  -------
Income (loss) before provision
 for income taxes and
 extraordinary credit..........    2,418       559     3,567      936   (8,697)
Provision (benefit)for income
 taxes.........................    1,023    (1,892)      411       95       53
                                 -------   -------   -------  -------  -------
Income (loss) before
 extraordinary credit..........    1,395     2,451     3,156      841   (8,750)
Extraordinary credit--
 forgiveness of debt...........      --        --        --       664      --
                                 -------   -------   -------  -------  -------
    Net income (loss)..........  $ 1,395   $ 2,451   $ 3,156  $ 1,505  $(8,750)
                                 =======   =======   =======  =======  =======
Earnings (loss) per share:
  Income (loss) before
   extraordinary credit........  $  0.16   $  0.30   $  0.51  $  0.15  $ (1.62)
  Extraordinary credit.........      --        --        --      0.12      --
                                 -------   -------   -------  -------  -------
    Net income (loss)..........  $  0.16   $  0.30   $  0.51  $  0.27  $ (1.62)
                                 =======   =======   =======  =======  =======
Common and common equivalent
 shares used in computing per
 share amounts.................    8,927     8,114     6,151    5,651    5,415
                                 =======   =======   =======  =======  =======
CONSOLIDATED BALANCE SHEET
 DATA:
Working capital................  $31,608   $27,919   $ 7,509  $ 3,850  $ 1,805
Total assets...................   56,550    53,471    17,152   12,129   10,806
Long-term, debt, less current
 portion.......................      --        350     1,300    2,151    2,779
Total stockholders' equity.....   41,990    38,144     7,710    3,476    1,903

  See notes to consolidated financial statements, management discussion and analysis of financial condition and results of operations.

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

NATURE OF OPERATIONS

  The Company develops, manufactures, markets and supports hardware and software systems for the verification of integrated circuit designs. IKOS' mission is to help customers realize their high complexity products through innovative design verification solutions. The Company's products are designed to enable its customers to verify their designs more rapidly and accurately than existing software-based simulation tools. With the completion of its acquisition of VMW in fiscal 1996, the Company broadened its spectrum of verification solutions to extend from the design concept stage to the prototype stage as the Company commercially introduced its emulation system in the current year. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization as the Company has direct sales operations throughout the United States and in the United Kingdom, France, Germany and Japan. The Company also has a distribution network covering the remainder of Europe and in parts of Asia.

NET REVENUES

  For the fiscal year ended September 27, 1997, net revenues increased 24% from $45,341,000 to $56,096,000. The increase was primarily due to increasing sales of the Company's Voyager systems (NSIM product), emulation products and increased consulting and maintenance revenues. Sales of the NSIM product, the Company's hardware simulator, represented 57% of total revenues or an increase of 11% over the previous year. The Company attributes this growth to the continued acceptance of its simulation solutions. Sales of the emulation product, which was first introduced in its beta version during fiscal 1996, increased 425% over the previous year and represented 8.7% of net revenues for fiscal 1997. The increase was primarily the result of the emulation product being commercially available for all of fiscal 1997 versus its limited availability during the fourth quarter of fiscal 1996. Consulting revenues increased significantly as the Company has realized several successes with its new consulting services group. As the Company has increased its emphasis on the consulting services area, revenues have grown over eight times that of the previous year and accounted for over 5% of the Company's revenues for the year. Maintenance revenues continue to grow, increasing 29% over the previous year. The growth is primarily attributable to the increasing Voyager systems and new emulation systems entering the market. During the year the Company discontinued its support of its older 2800/2900 product, slightly offsetting the overall growth in maintenance revenues. International revenues increased 29%, primarily in Europe, and domestic revenues increased by 21% over the previous year.

  Net revenues increased 59% to $45,341,000 for the fiscal year ended September 28, 1996 as compared to $28,600,000 for fiscal 1995. The increase for the year was primarily the result of continued growth in unit sales of the Voyager systems (primarily NSIM product) and maintenance revenues.

  International sales (export sales and sales shipped by the Company's Japan and European operations) were $19,194,000, $14,890,000 and $10,560,000 for the fiscal years 1997, 1996 and 1995, respectively. These sales represent 34%, 33% and 37% of net revenues. The increases in international sales in absolute dollars were a result of the increased customer acceptance of the Company's Voyager product offerings and increased economic demand, particularly in Europe. While the Company recognized increased international sales, the Company's Japan subsidiary, which opened in fiscal 1995, did not contribute to the revenue results as expected. The decline in revenues from Japan was a result of the Company terminating its Japan distribute relationship and the slower than expected transition to a fully staffed direct sales force in Japan. The Company has increased its focus on the Asian market and it is expected that international sales should increase in absolute dollars in fiscal 1998, although there can be no assurances that international sales will increase to the extent anticipated.

  The Company first released its Voyager Series product, the VHDL software simulator (VS) in 1992 and has since released its mixed level simulator, its next generation hardware accelerator and its software gate level simulator. The Company entered the Verilog market with its Gemini product during 1995 and in early 1996 released its Voyager fault simulator (Voyager FS). The Company began commercial shipments of its new emulator product in the first quarter of fiscal 1997. Although the Company believes its product offerings have been accepted very favorably, there can be no assurances that there will not be any new product offerings by competitors or changes in the marketplace that could have a materially adverse affect on the Company's sales and profits.

GROSS PROFIT

  Gross profit was $43,644,000, $35,489,000 and $21,461,000 or 78%, 78% and
75% of total net revenues for fiscal years 1997, 1996 and 1995, respectively. The margins for the current fiscal year were comparable with the previous year as the Company realized a slight increase in product margins as a result of continued sales of the higher margin products offset by a slightly lower margin on maintenance revenues. The increase in fiscal 1996 as compared to fiscal 1995 is primarily a result of increases in unit shipments of higher margin products and increased maintenance revenues from a larger customer base without significant increases in related maintenance costs. Also to a lesser extent margins were favorably impacted by higher manufacturing efficiencies. The Company expects margins to remain comparable with fiscal 1997, as the Company believes it will continue to recognize manufacturing efficiencies and continued sales of products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses were $10,740,000, $8,146,000 and $3,999,000 for fiscal 1997, 1996 and 1995, respectively. As a percentage of net revenues, research and development expenses were 19%, 18% and 14% for fiscal 1997, 1996 and 1995, respectively. The increase in both absolute dollars and as a percentage of revenues in fiscal 1997 was primarily a result of increased headcount and consulting fees for various research and development projects over the course of the entire fiscal year. With the acquisition of VMW during fiscal 1996, headcount and related expenses increased significantly as these expenses were incurred for a full year in 1997 versus one quarter in fiscal 1996. The growth in headcount and the VMW acquisition in fiscal 1996 is the primary reason for the fiscal 1996 increase over fiscal 1995. In fiscal 1996, the Company increased its hiring to address its on-going research and development efforts for enhancing its current products and for new product and technology development. These efforts continued into fiscal 1997 and are expected to continue into fiscal 1998 which is expected to result in an increase in absolute dollars when compared to fiscal 1997.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses were $17,516,000, $14,483,000 and $11,763,000 in fiscal 1997, 1996 and 1995 or 31%, 32% and 41% of net revenues, respectively. The primary causes of the increase over the three years in absolute dollars have been increases in headcount, commissions and international operations. The growth in headcount of approximately 31% is due to the higher level of presale support and benchmarking performed by field application engineers. Spending on international operations have increased to support the increased activity in both Europe and Asia. During fiscal 1997, the Company reorganized its Japan subsidiary, increasing its sales and sales support staff. Sales and marketing expenses are expected to increase in absolute dollars in fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses were $3,777,000, $3,420,000 and $2,301,000 for fiscal 1997, 1996 and 1995, or 7%, 8% and 8% of net revenues, respectively. General and administrative costs increased in absolute dollars as a result of increased headcount and related expenses, annual focal increases and profit sharing expenses. However, these increases were less than the rate of growth in revenues resulting in a decrease as a percentage of revenues. The increase in expenses in 1996 in absolute dollars was primarily due to increases in headcount with related expenses, increased investor relations expenses, and increases in professional services and profit sharing expenses. General and administrative expenses are expected to increase in absolute dollars in fiscal 1998.

OTHER INCOME (EXPENSE)

  Net interest income in fiscal 1997 was $1,198,000 representing an 18% increase from the $1,016,000 earned in fiscal 1996. The increase was primarily the result of higher average cash balances during fiscal 1997. During fiscal 1996, the Company completed two stock offerings netting proceeds of approximately $20,177,000 generating interest income of $1,058,0000 offset by interest paid on long-term debt borrowings of $42,000. Net interest income of $52,000 in fiscal 1995 consisted of approximately $159,000 of interest income offset by approximately $107,000 of interest expense on long-term borrowings. Other income in fiscal 1997, 1996 and 1995 was $71,000, $124,000 and $117,000,
respectively, and primarily relates to rental income from property that the Company began leasing in 1993.

PROVISION FOR INCOME TAXES

  The Company recorded a tax provision of $1,023,000, which primarily consisted of federal tax, state taxes, foreign taxes and the impact of nondeductible goodwill amortization. These were offset by research and development credits and the foreign sales corporation benefit. During fiscal 1996 the Company recorded a tax benefit of $1,892,000, which was primarily attributable to the recognition of deferred tax assets for which no benefit was previously recognized, net operating losses utilized during fiscal 1996, and acquired research and development expenditures for which no tax benefit is available. The Company's tax provision for fiscal 1995 consists primarily of federal alternative minimum tax, state taxes and foreign withholding taxes.

  Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At September 27, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $4,577,000 (net of the valuation allowance). Realization of the net deferred tax asset is dependent on the Company's ability to generate future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. income. However, there can be no assurance that the company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results and condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

  The Company has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 27, 1997. Approximately $4,446,000 of the valuation allowance at September 27, 1997 is related to stock options and will be credited to equity when realized. The remaining valuation allowance is attributable to VMW pre-acquisition deferred tax assets, which will be credited to goodwill when recognized.

OTHER

  The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. However, as the Company has reorganized its operations at its Japan subsidiary, the Company will be subject to engaging in transactions in the Japanese local currency. As such, the Company may begin entering into hedging arrangements to mitigate the currency risk with respect to such transactions. At September 27, 1997, the Company had not entered into any such hedging arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Potential Fluctuations in Quarterly Results--The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Moreover, a significant portion of the Company's revenue may result, from shipments during the last few weeks of the quarter from orders generally received in the last month of the quarter. Any concentration of sales at the end of the quarter may limit the Company's ability to plan or adjust operating expenses and production and inventory levels. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. In addition, sales of individual systems with high average sales prices can constitute a significant percentage of the Company's quarterly revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will continue to increase or that the Company will remain profitable in any future period.

  Continued Acceptance and Development of the Company's Products-- Substantially all of the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. There can be no assurance that market acceptance of these products will continue. The continued adoption of the Company's hardware-assisted simulation products for the verification of IC and system designs is expected to depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design and simulation, the ability of hardware-assisted simulation systems to shorten the time of simulation of IC designs, continued industry acceptance of mixed-level hardware-assisted simulation, the development and market acceptance of alternative simulation technologies such as cycle-based software simulation, formal proof and hybrid timing verifiers, and modular design techniques. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

  Prior to the acquisition of VMW, the Company had limited in-house experience with logic emulation. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. While the Company has released its initial emulation product, there can be no assurance that the product will adequately meet the requirements of the marketplace. In addition, there continues to be further development of the emulation product. As the Company continues to develop emulation products which are based on a new technology concept, there can be no assurance that the enhancement of current products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors including but not limited to the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products, if successfully developed, will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company has or may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability.

  Competition--The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. To date, substantially all of the Company's revenue has resulted from sales of hardware-assisted simulation products. The Company currently experiences competition from traditional software verification methodologies, including product offerings sold by Cadence, Synopsis and Mentor Graphics. During the current year the Company commercially released its emulation product. The Company's main competition for emulation systems are those sold by Quickturn and other EDA companies. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

  New Products and Technological Change--The EDA industry is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation and emulation systems and to design, develop and support its future simulation and emulation products on a timely basis. Those efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. For example, all of the Company's current products operate in, and planned future products will operate in, the Unix operating environment, an industry standard in the EDA market. In the event that another operating system, such as Windows NT, becomes an industry standard, the Company may be required to port its products to such new standard. In addition, the Company's simulation systems generally accept designs in the broadly accepted hardware description language, Verilog-XL, which Cadence has developed and made available to the Company. In the event Cadence adopts a less cooperative stance toward the Company in the future, the Company's systems may not be able to accept designs based on Verilog-XL and the Company may be required to develop software to accept designs of other hardware description languages. The inability to accept designs in Verilog-XL may materially adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations for any particular quarter.

  Dependence on Electronics Industry--The Company is dependent upon the electronics industry and, in particular, new system and IC design projects. The electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, all of which cause it to be volatile. As a result, the electronics industry has historically experienced sudden and unexpected downturns, at which time the number of new system and IC design projects decrease. Because most of the Company's sales occur upon the commencement of new projects for system and IC products, the Company is dependent upon the rate of commencement of new system and IC design projects. Accordingly, negative factors affecting the electronics industry could have a material adverse effect on the Company's results of operations.

  Dependence Upon Certain Suppliers--Certain key components used in the Company's products are presently available from sole or limited sources. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. The Company's systems use proprietary ASICs and FPGAs that are currently manufactured solely by American Microsystems, Inc. ("AMI") and Xilinx, Inc. ("Xilinx"), respectively.

  The Company generally purchases these components, including semiconductor memories used in the Company's hardware simulators, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of its source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to production difficulties and quality variations that may be experienced by these suppliers. Therefore, the Company's reliance on its sole and limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from such suppliers have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain components or subassemblies in sufficient quantities or quality or on favorable pricing or delivery terms, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

  Customer Concentration--A relatively limited number of customers have historically accounted for a substantial portion of the Company's net revenues. During fiscal 1997 and 1996, sales to the Company's top ten customers accounted for approximately 52% and 65%, respectively, of the Company's net revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on the Company's results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that such increases will occur.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $24,815,000 at September 27, 1997 from $25,228,000 at September 28, 1996. The decrease was a result of $7,367,000 cash provided by operating activities and $1,701,000 provided by financing activities offset by $10,172,000 of cash used in investment activities.

  Operating Activities--The Company's operating activities provided cash of $7,367,000 during fiscal 1997, $10,445,000 in fiscal 1996 and $4,502,000 in fiscal 1995. For fiscal 1997, the net cash provided by operating activities primarily resulted from the net income adjusted for special charges related to the Zycad technology purchase plus depreciation and amortization offset by increases in accounts receivable, inventory and a decrease in accounts payable. For fiscal 1996, net cash provided by operating activities resulted primarily from net income adjusted for the purchase of in-process research and development related to the purchase of VMW plus depreciation and amortization partially offset by the adjustment for deferred tax assets. In addition, the increase was impacted by increases in accounts payable, accrued payroll and related expenses, income taxes, and deferred revenues offset by increases in accounts receivable and inventories. For fiscal 1995, net cash provided by operating activities resulted primarily from net income adjusted for depreciation and amortization and increased deferred revenues, which was partially offset by increases in accounts receivable, inventories and accounts payable associated with increases in revenue activity.

  Investing Activities--Net cash used in investing activities for fiscal 1997, 1996 and 1995 were $10,172,000, $28,042,000 and $943,000, respectively. The primary uses of cash during fiscal 1997, was the $7,289,000 paid for the acquisition of technology from Zycad and capital expenditures of approximately $2,192,000. For fiscal 1996, a significant use of cash resulted from the acquisition of VMW which totaled $10,712,000 and capital expenditures totaling $3,142,000. The purchases and maturities of short-term investments resulted in a net use of cash in the amount $14,188,000 for investment purposes in fiscal 1996. Fiscal 1995 investment activities primarily consisted of capital expenditures of approximately $1,053,000. For each fiscal year, capital expenditures were primarily for evaluation equipment and engineering workstations. The Company expects continued capital expenditures during fiscal 1998 as expected headcount additions will require additional computers and engineering workstations.

  Financing Activities--During fiscal 1997, 1996 and 1995, the Company's financing activities provided cash of $1,701,000, $20,882,000 and $324,000, respectively. Cash provided from financing activities during fiscal 1997 were primarily related to proceeds of $2,451,000 from the exercise of options to purchase common stock under the Company's stock option and purchase plans. Such proceeds were offset by the payment of $750,000 on outstanding debt obligations. During fiscal 1996, the Company completed two public stock offerings, issuing approximately 1,743,000 shares of common stock while receiving net proceeds of approximately $20,177,000. During fiscal 1995, the Company realized proceeds of approximately $1,078,000 from the exercise of options to purchase Common Stock under the Company's stock plans. In addition, during fiscal 1996 and 1995, the Company's principal payments on long-term borrowings were $888,000 and $754,000, respectively.

  The Company's primary unused sources of funds at September 27, 1997 consisted of $9,486,000 of cash and cash equivalents, in addition to $15,329,000 of short-term investments. The Company expects to make capital expenditures throughout fiscal 1998. The Company expects that capital expenditures will increase during fiscal 1998 as compared to capital expenditures incurred in fiscal 1997. The Company believes that current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations, will be sufficient to finance its operations through at least the end of fiscal 1998. To the extent necessary, the Company may also use bank borrowings and capital leases depending on the terms available. The Company's cash requirements in the future may also be financed through additional equity or debt financing. There can be no assurance that such financing can be obtained on favorable terms, if at all.

  Subsequent to September 27, 1997, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 15, 1997, the Company had repurchased 199,000 shares at a weighted-average per share price of $8.14.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages F-1 through F-18 and S-1 of this Form 10-K.

  The Company's Supplementary Data--Unaudited Selected Quarterly Financial Data appears on F-18 of this Form 10-K.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

NAME                                  AGE       POSITION WITH THE COMPANY
----                                  ---       -------------------------
Gerald S. Casilli....................  58 Chairman of the Board
Ramon A. Nunez.......................  43 Chief Executive Officer, President and
                                          Director
Joseph W. Rockom.....................  58 Chief Financial Officer, Vice
                                          President of Finance and
                                          Administration, and Secretary
Daniel R. Hafeman....................  48 Vice President of Advanced Research
                                          and Chief Technical Officer
Stephen M. McLaughlin................  50 Vice President of Manufacturing
Lawrence A. Melling (1)..............  40 Vice President of Business Development
John Stressing.......................  53 Vice President of Worldwide Sales
Lutz P. Henckels (2).................  57 Director
James R. Oyler (2)...................  51 Director
Glenn E. Penisten (2)................  66 Director

--------
(1) In November 1997, Mr. Melling's position with the Company changed from Vice President of Marketing to Vice President of Business Development.
(2) Member of the Audit Committee and Compensation Committee

  Mr. Casilli has served as Chairman of the Board of Directors of the Company since July 1989 and served as Chief Executive Officer from April 1989 to August 1995. He has served as a director since 1986. Mr. Casilli is also currently a Director for Evans and Sutherland Computer Corporation. From January 1986 to December 1989, he was a general partner of Trinity Ventures, Ltd., a venture capital firm that was a former investor in the Company. Mr. Casilli was a general partner of Genesis Capital, a venture capital firm, from February 1982 to 1990. Mr. Casilli founded Millennium Systems, a manufacturer of microprocessor development systems, in 1973 and served as its President and Chief Executive Officer until 1982.

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

  Mr. Hafeman, a founder of the Company, has served as Vice President of Advance Research and Chief Technical Officer since March 1996. Mr. Hafeman served as Vice President of Engineering from August 1989 to March 1996. From December 1984 to August 1989, he served in various positions of engineering management with the Company. Mr. Hafeman was an engineering manager at Scientific Micro Systems, Inc. for eight years prior to his employment with the Company.

  Mr. McLaughlin has served as Vice President of Manufacturing since November 1986. From July 1977 to November 1986, he served as Director of Manufacturing of Scientific Micro Systems, Inc.

  In November 1997, Mr. Melling's position with the Company changed from Vice President of Marketing to Vice President of Business Development. Mr. Melling had served as Vice President of Marketing from July 1993 to November 1997. From August 1990 to July 1993, Mr. Melling was Vice President of Technical Support. From 1983 until joining IKOS in 1985, Mr. Melling had been a system design engineer at Corvus Systems, a manufacturer of computer networking equipment. Prior to his relationship with Corvus Systems, he was a production and circuit engineer with Hewlett-Packard for four years.

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

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS" contained in the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held January 27, 1998, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the section captioned "GENERAL INFORMATION--Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

    The following financial statements of the Registrant are filed as part of this report:

                                                                          PAGE
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................ F-1

Consolidated Balance Sheets, September 27, 1997 and September 28, 1996... F-2

Consolidated Statements of Income for the fiscal years ended September
 27, 1997, September 28, 1996 and September 30, 1995..................... F-3

Consolidated Statements of Stockholders' Equity for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995..... F-4

Consolidated Statements of Cash Flows for the fiscal years ended
 September 27, 1997, September 28, 1996 and September 30, 1995........... F-5

Notes to Consolidated Financial Statements............................... F-6

  (a)(2) Financial Statement Schedule

    The following financial statement schedule of the Registrant are filed as part of this report:


                                                                          PAGE
                                                                          ----
Schedule II--Valuation and Qualifying Accounts........................... S-1

  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

  (a)(3) Exhibits

    See Index to Exhibits beginning on Page 22 of this report.

  (b) The Company filed no reports on Form 8-K during the fourth quarter ended September 27, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IKOS Systems, Inc.

                                                     /s/ Ramon Nunez
                                          _____________________________________
                                                      Ramon Nunez,
                                           Chief Executive Officer, President
                                                      and Director

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Ramon Nunez                   Chief Executive Officer,      December 15, 1997
____________________________________  President and Director
   (Ramon Nunez)

   /s/ Gerald S. Casilli             Chairman of the Board         December 15, 1997
____________________________________
   (Gerald S. Casilli)

   /s/ Joseph W. Rockom              Vice President of Finance     December 15, 1997
____________________________________  and Administration and
   (Joseph W. Rockom)                 Chief Finance Officer
                                      (Principal Accounting and
                                      Financial Officer) and
                                      Secretary

   /s/ Lutz Henckels                 Director                      December 15, 1997
____________________________________
   (Lutz Henckels)

   /s/ James R. Oyler                Director                      December 15, 1997
____________________________________
   (James R. Oyler)

   /s/ Glenn E. Penisten             Director                      December 15, 1997
____________________________________
   (Glenn E. Penisten)

                               INDEX TO EXHIBITS

 EXH. NO.                   DOCUMENTATION DESCRIPTION                     PAGE
 --------                   -------------------------                     ----
    2.1   Agreement and Plan of Reorganization among the Company, VMW
          Acquisition Corporation and VMW dated May 14, 1996
          (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-3 effective June 26, 1996).
    3.1   Certificate of Incorporation (Incorporation by reference to
          Exhibit 3.1 of the Company's registration statement on Form
          S-1 effective July 25, 1990).
    3.2   Certificate of Amendment of Certificate of Incorporation
          filed May 5, 1994 (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective
          October 12, 1995).
    3.3   Certificate of Amendment of Certificate of Incorporation
          filed April 24, 1995 (Incorporated by reference to Exhibit
          4.2 of the Company's registration statement on Form S-2
          effective October 12, 1995).
    3.4   Certificate of Amendment of Certificate of Incorporation
          filed February 3. 1997 (Incorporated by reference to Exhibit
          3.4 of the Company's quarterly report on Form 10-Q for the quarter ending March 29, 1997).
    3.5   By laws (Incorporated by reference to Exhibit 3.2 of the
          Company's registration statement on Form S-1 effective July
          25, 1990).
    4.1   Rights agreement dated as of January 27, 1992 between the
          Company and Manufacturers Hanover Trust Company of
          California, Rights Agent. (Incorporated by reference to
          Exhibit (C)1, in the Company's report on Form 8-K filed
          February 10, 1992).
   10.1   Lease Agreement for the Company's principal facility dated
          March 20, 1992, between Ames Avenue Associates and the
          Company, as amended. (Incorporated by reference to Exhibit
          10.1 of the Company's annual report on 10-K for the year
          ending September 26, 1992).
   10.2   Form of Director and Officer Indemnity Agreement.
          (Incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 effective July 25, 1990).
   10.3   1988 Stock Option Plan. (Incorporated by reference to Exhibit
          10.14 of the Company's registration statement on Form S-1
          effective July 25, 1990).
   10.2   Form of Director and Officer Indemnity Agreement.
          (Incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 effective July 25, 1990).
   10.3   1988 Stock Option Plan. (Incorporated by reference to Exhibit
          10.14 of the Company's registration statement on Form S-1
          effective July 25, 1990).
   10.4   Patent Cross License Agreement dated May 17, 1989 with Zycad
          Corporation (Incorporated by reference to Exhibit 10.20 of the Company's registration statement on Form S-1 effective
          July 25, 1990).
   10.5   International Distributorship Agreement dated April 11, 1988, with C. Itoh & Co., Ltd. (Incorporated by reference to
          Exhibit 10.24 of the Company's registration statement on Form
          S-1 effective July 25, 1990). Confidential Treatment has been granted as to certain portions of this Exhibit.
   10.6   OEM Software License Agreement between CAD Language Systems,
          Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit
          10.18 of the Company's Annual Report for the year ended
          September 28, 1991).

 EXH. NO.                   DOCUMENTATION DESCRIPTION                     PAGE
 --------                   -------------------------                     ----
  10.7    Technology Transfer and Joint Development Agreement with
          Racal-Redac, Inc. dated July 1, 1993 (Incorporated by
          reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1993).
          Confidential Treatment has been granted as to certain
          portions of this Exhibit.
  10.8    Settlement Agreement and Release dated March 31, 1994 between
          Racal Redac, Inc. and the Company (Incorporated by reference to Exhibit 10.13 of the Company's registration statement on
          Form S-2 effective October 12, 1995).
  10.9    Software License Agreement with Compass Design Automation
          dated December 31, 1993 (Incorporated by reference to Exhibit
          10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1994).
  10.10   Agreement dated June 2, 1994, by and between the Company and
          Gerald S. Casilli (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
          quarter ended July 2, 1994).
  10.11   Agreement dated June 2, 1994, by and between the Company and
          Daniel R. Hafeman (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
          quarter ended July 2, 1994).
  10.12   Agreement dated June 2, 1994, by and between the Company and
          Stephen McLaughlin. (Incorporated by reference to Exhibit
          10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).
  10.13   Agreement dated June 2, 1994, by and between the Company and
          Larry A. Melling (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
          quarter ended July 2, 1994).
  10.14   Agreement dated June 2, 1994, by and between the Company and
          Ramon A. Nunez (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).
  10.15   Agreement dated June 2, 1994, by and between the Company and
          Joseph W. Rockom (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
          quarter ended July 2, 1994).
  10.16   The Company's 1995 Outside Directors Stock Option Plan
          (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-2 effective October 12,
          1995).
  10.17   Development and OEM Agreement for Verilog/IKOS Co-simulation
          Interface dated August 26, 1994 by and between the Company and Precedence Incorporated (Incorporated by reference to
          Exhibit 10.24 of the Company's registration statement on Form
          S-2 effective October 12, 1995).
  10.18   Amendment to OEM Agreement for the acquisition of certain
          software technology, by and between Compass Design
          Automation, Inc. and the Company dated December 27, 1995
          (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended December
          30, 1995).
  10.19   Amended and Restated Employment Agreement dated August 1,
          1995 by and between the Company and Ramon Nunez (Incorporated by reference to Exhibit 10.21 of the Company's quarterly
          report on Form 10-Q for the quarter ended December 30, 1995).

 EXH. NO.                   DOCUMENTATION DESCRIPTION                    PAGE
 --------                   -------------------------                    ----
  10.20   Patent License Agreement dated December 22, 1993 between
          Massachusetts Institute of Technology and the Company
          (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended June 29,
          1996). Confidential treatment has be granted as to certain portions of this Exhibit.
  10.21   The Company's 1995 Stock Option Plan. (Incorporated by
          reference to Exhibit 10.21 of the Company's Annual Report on
          Form 10-K for the year ended September 28, 1996).
  10.22   The Company's 1996 Employee Stock Purchase Plan.
          (Incorporated by reference to Exhibit 10.21 of the Company's
          Annual Report on Form 10-K for the year ended September 28,
          1996).
  11.1    Statement of Computation of Earnings per Share.
  21.1    List of Subsidiaries.
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney (Included on page 20 of this report).
  27.1    Financial Data Schedule

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
IKOS Systems, Inc.

  We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc. as of September 27, 1997 and September 28, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 1997. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc. at September 27, 1997 and September 28, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
October 15, 1997

                               IKOS SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    SEPTEMBER 27, SEPTEMBER 28,
                                                        1997          1996
                                                    ------------- -------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $  9,486      $ 10,590
  Short-term investments...........................     15,329        14,638
  Accounts receivable (net of allowances for
   doubtful accounts of $501 and $271,
   respectively)...................................     12,228         9,193
  Inventories......................................      4,804         3,514
  Deferred income taxes............................      3,450         4,187
  Prepaid expenses and other assets................        659           537
                                                      --------      --------
    Total current assets...........................     45,956        42,659
Equipment and leasehold improvements
  Office and evaluation equipment..................      3,684         3,088
  Machinery and equipment..........................      7,328         5,738
  Leasehold improvements...........................        337           331
                                                      --------      --------
                                                        11,349         9,157
    Less allowances for depreciation and
     amortization..................................     (7,080)       (5,565)
                                                      --------      --------
                                                         4,269         3,592
Intangible assets (net of amortization of $1,681
 and $421, respectively)...........................      4,626         5,890
Deferred income taxes..............................      1,127         1,125
Other assets.......................................        572           205
                                                      --------      --------
                                                      $ 56,550      $ 53,471
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $  3,073      $  4,775
  Accrued payroll and related expenses.............      2,437         2,406
  Accrued commissions..............................        742           725
  Income taxes payable.............................      1,072         1,745
  Other accrued liabilities........................      1,551           496
  Deferred revenues................................      5,123         3,843
  Current portion of long-term debt................        350           750
                                                      --------      --------
    Total current liabilities......................     14,348        14,740
Long-term debt, less current portion...............        --            350
Accrued rent.......................................        212           237
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares
   authorized, none issued and outstanding.........        --            --
  Common stock, $.01 par value; 50,000 shares
   authorized, 8,579 and 8,179 shares issued and
   outstanding, respectively.......................         85            82
  Additional paid-in capital.......................     57,442        54,994
  Accumulated deficit..............................    (15,537)      (16,932)
                                                      --------      --------
    Total stockholders' equity.....................     41,990        38,144
                                                      --------      --------
                                                      $ 56,550      $ 53,471
                                                      ========      ========

                 See notes to consolidated financial statements

                               IKOS SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  FISCAL YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
Net revenues
  Product............................     $46,350       $37,619       $23,713
  Maintenance........................       9,746         7,722         4,887
                                          -------       -------       -------
    Total net revenues...............      56,096        45,341        28,600
Cost of revenues
  Product............................      10,745         8,422         5,982
  Maintenance........................       1,707         1,430         1,157
                                          -------       -------       -------
    Total cost of revenues...........      12,452         9,852         7,139
                                          -------       -------       -------
    Gross profit.....................      43,644        35,489        21,461
Operating expenses:
  Research and development...........      10,740         8,146         3,999
  Sales and marketing................      17,516        14,483        11,763
  General and administration.........       3,777         3,420         2,301
  Write-off of acquired in-process
   research and development and
   special charges...................       9,202         9,600           --
  Amortization of intangibles........       1,260           421           --
                                          -------       -------       -------
    Total operating expenses.........      42,495        36,070        18,063
                                          -------       -------       -------
Income (loss) from operations........       1,149          (581)        3,398
Other income (expense):
  Interest income....................       1,198         1,058           159
  Interest expense...................         --            (42)         (107)
  Other..............................          71           124           117
                                          -------       -------       -------
    Total other income...............       1,269         1,140           169
                                          -------       -------       -------
Income before provision for income
 taxes...............................       2,418           559         3,567
Provision (benefit) for income taxes.       1,023        (1,892)          411
                                          -------       -------       -------
  Net income.........................     $ 1,395       $ 2,451       $ 3,156
                                          =======       =======       =======
Earnings per share:
  Net income.........................     $  0.16       $  0.30       $  0.51
                                          =======       =======       =======
  Common and common equivalent shares
   used in computing per share
   amounts...........................       8,927         8,114         6,151
                                          =======       =======       =======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                              COMMON STOCK  ADDITIONAL                 TOTAL
                              -------------  PAID-IN   ACCUMULATED STOCKHOLDERS'
                              SHARES AMOUNT  CAPITAL     DEFICIT      EQUITY
                              ------ ------ ---------- ----------- -------------
Balance at October 1, 1994..  5,504   $ 55   $25,960    $(22,539)     $ 3,476
Issuance of stock under
 employee benefit plans.....    382      4     1,074         --         1,078
Net income..................    --     --        --        3,156        3,156
                              -----   ----   -------    --------      -------
Balance at September 30,
 1995.......................  5,886     59    27,034     (19,383)       7,710
Issuance of stock under
 employee benefit plans.....    437      4     1,589         --         1,593
Issuance of stock in
 connection with stock
 offerings..................  1,743     18    20,159         --        20,177
Issuance of stock and
 warrants in connection with
 the acquisition of VMW.....    113      1     5,198         --         5,199
Income tax benefit from
 stock options exercised....                   1,014         --         1,014
Net income..................    --     --        --        2,451        2,451
                              -----   ----   -------    --------      -------
Balance at September 28,
 1996.......................  8,179     82    54,994     (16,932)      38,144
Issuance of stock under
 employee benefit plans.....    400      3     2,448         --         2,451
Net income..................    --     --        --        1,395        1,395
                              -----   ----   -------    --------      -------
Balance at September 27,
 1997.......................  8,579   $ 85   $57,442    $(15,537)     $41,990
                              =====   ====   =======    ========      =======


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS IN THOUSANDS
                                 (IN THOUSANDS)

                                                  FISCAL YEARS ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
Operating activities:
  Net income.........................    $  1,395      $  2,451       $ 3,156
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization....       2,775         1,583         1,259
    Special charges..................       9,202         9,600           --
    Loss on retirement of equipment..           4            27            16
    Deferred income taxes............         735        (5,312)          --
    Deferred rent....................         (25)          (14)           37
Changes in operating assets and
 liabilities:
  Accounts receivable................      (3,035)       (3,147)       (1,162)
  Inventories........................      (1,290)       (2,186)         (234)
  Prepaid expenses and other current
   assets............................        (122)         (266)          (49)
  Other assets.......................        (367)          (92)          (27)
  Accounts payable...................      (1,702)        3,162          (296)
  Accrued payroll and related
   expenses..........................          31         1,211           409
  Accrued commissions................          17            28            47
  Income taxes payable                       (673)        2,571           175
  Other accrued liabilities..........         254            16           120
  Deferred revenues..................         168           813         1,051
                                         --------      --------       -------
    Net cash provided by operating
     activities......................       7,367        10,445         4,502
Investing activities:
  Purchases of equipment and
   leasehold improvements............      (2,192)       (3,142)       (1,053)
  Investment in Virtual Machine
   Works, Inc........................         --        (10,712)          --
  Purchase of Zycad technology.......      (7,289)          --            --
  Purchases of short-term
   investments.......................     (30,347)      (25,393)          --
  Maturities of short-term
   investments.......................      29,656        11,205           110
                                         --------      --------       -------
    Net cash used in investment
     activities......................     (10,172)      (28,042)         (943)
Financing activities:
  Principal payments on long-term
   borrowings........................        (750)        (888)          (754)
  Sale of common stock...............       2,451        21,770         1,078
                                         --------      --------       -------
    Net cash provided by financing
     activities......................       1,701        20,882           324
                                         --------      --------       -------
Increase (decrease) in cash and cash
 equivalents.........................      (1,104)        3,285         3,883
Cash and cash equivalents at
 beginning of period.................      10,590         7,305         3,422
                                         --------      --------       -------
Cash and cash equivalents at end of
 period..............................    $  9,486      $ 10,590       $ 7,305
                                         ========      ========       =======
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes.........    $    311      $    704       $   230
  Cash paid for interest.............         --       $     42       $   107

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1997

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations: The Company develops, manufactures, markets and supports hardware and software systems for the verification of integrated circuit designs. The Company's strategy is to serve the needs of a growing universe of IC designers for fast, accurate verification of complex IC designs through its family of hardware and software simulation and emulation systems. The Company performs final assembly and test of all of its products in its Cupertino, California facility and utilizes third parties for all major subassembly manufacturing. Certain key components used in the Company's products are presently available from sole or limited sources. The Company is dependent upon these suppliers to provide these components on a timely basis. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries.

  Basis of presentation: The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

  Fiscal year: The Company is on a 52-53 week fiscal year. Accordingly, September 27, 1997, September 28, 1996 and September 30, 1995 are the fiscal year-ends for 1997, 1996 and 1995, respectively. Fiscal year 1998 will be a 53 week fiscal year.

  Cash equivalents and short-term investments: All liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents and are stated at cost, which approximates their fair value. At September 27, 1997, cash equivalents consisted of money market funds, certificates of deposits and U.S. corporate overnight securities. Short-term investments are stated at cost, which approximates market, and consist primarily of U.S. Treasury securities, commercial paper and other corporate obligations all due within one year. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

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

  The fair values for marketable debt securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying values as of September 27, 1997 and September 28, 1996.

  The following is a summary of held-to-maturity securities at September 27, 1997 and September 26, 1996 (in thousands):

                               SEPTEMBER 27, SEPTEMBER 28,
                                   1997          1996
                               ------------- -------------
     U.S. Treasury
      Securities.............     $   167       $   125
     U.S. Corporate
      Securities.............      14,481        17,399
     Mortgage-Backed
      Securities.............       2,417         2,216
                                  -------       -------
                                  $17,065       $19,740
                                  =======       =======
     Amounts included in
      short-term investments.     $15,329       $14,638
                                  =======       =======
     Amounts included in cash
      and cash equivalents...     $ 1,736       $ 5,102
                                  =======       =======

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value). Inventories consist of the following (in thousands):

                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
     Raw materials..................................    $1,979        $  631
     Work-in-process................................     1,385         2,245
     Finished goods.................................     1,440           638
                                                        ------        ------
                                                        $4,804        $3,514
                                                        ======        ======

  Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease, if shorter.

  Goodwill and software development costs and other long-lived assets: The goodwill presented in the accompanying financial statements relate to the acquisition of VMW and is being amortized over five years. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that the asset will not be recoverable, as determined based on the undiscounted cash flows of the acquired business over the remaining amortization period, the Company's carrying value is reduced to net realizable value. There were no writedowns of goodwill in fiscal 1997 or fiscal 1996.

  The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For the three fiscal years ended September 27, 1997 capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements. During the fiscal 1995, the Company amortized $257,000 of previously capitalized software development costs. For fiscal 1997 and 1996, all capitalized costs had previously been amortized.

  Revenue recognition: Product revenues, which include licensing and software revenues, are generally recognized on shipment provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor and post-support obligations are accrued upon shipment. Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months. Revenue recognized under consulting arrangements are generally recognized upon the achievement of agreed upon milestones.

  Warranty: The Company warrants products sold to customers for ninety days from shipment. A provision for the estimated future cost of warranty is recorded upon shipment.

  Employee stock plans: The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

  Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

  Net income per share: Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from stock options (using the treasury stock method). Fully diluted earnings per share is computed using the weighted average common and dilutive common equivalent shares outstanding, plus other dilutive shares which are not common equivalent shares.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "basic" earnings per share calculation. The statement is effective for interim and annual financial statements for periods ending after December 15, 1997 and earlier application is not permitted. The Company will not be required to adopt such statement until its first quarter of fiscal 1998 and such adoption, when effective, will not result in a materially different disclosure of "dilutive" earnings per share than currently disclosed. Pro forma "basic" earnings per share for fiscal 1997, 1996 and 1995 would be $0.17, $0.33 and $0.56, respectively.

2. ACQUISITIONS

  Virtual Machine Works, Inc.: In May 1996, the Company completed the acquisition of Virtual Machine Works, Inc. (VMW), a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,712,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. In addition, the options to purchase VMW stock were converted into options to purchase approximately 84,000 shares of IKOS common stock. The transaction was treated as a purchase; accordingly the purchase price has been allocated to the tangible assets acquired, goodwill and liabilities assumed at their fair market values using a risk adjusted discounted cash flows approach. In connection, with the acquisition, the Company recorded a charge of approximately $9,600,000 for the acquisition of in-process research and development during the third quarter of fiscal 1996. For fiscal 1997 and 1996, the Company recorded amortization of $1,260,000 and $421,000 relating to the capitalized intangible assets, respectively.

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

  Zycad Corporation: In April and August 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for approximately $7,600,000 in cash. Under the terms of the agreements, the companies have jointly implemented a product transition program for all of Zycad's current logic simulation customers. Through September 27, 1997, IKOS has paid approximately $7,300,000 with the remaining $300,000 is to be paid in two installments through June 1998. The technology acquisition was charged to operations and in addition, in connection with the customer transition program, the anticipated cost of approximately $1,600,000 of such program was charged to operations in the current fiscal year.

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


3. LONG-TERM DEBT

                                                   SEPTEMBER 27, SEPTEMBER 28,
                                                       1997          1996
                                                   ------------- -------------
                                                         (IN THOUSANDS)
     Debt obligation to Racal-Redac, Inc. payable
      in sixteen quarterly payments through 1998..     $ 350        $1,100
     Less current portion.........................      (350)         (750)
                                                       -----        ------
     Long-term debt...............................     $ --         $  350
                                                       =====        ======

  Racal-Redac Agreement--In July 1993, the Company and Racal-Redac, Inc. ("Racal") amended the May 1991 Technology Transfer and Joint Development Agreement which provided for the exchange of certain VHDL technologies and for the joint ownership in certain Racal technology for cash, common stock and future payments based on future sales. Under the terms of the July agreement the original agreement was amended to require payments of $3,600,000 (payable over four years) in lieu of the future payments based on product sales. Through September 27, 1997, the Company has paid an aggregate amount under the agreement of $3,250,000. The remaining $350,000 is due to be paid in fiscal 1998. In the event that the Company defaults in the payment of the promissory note, Racal may obtain all rights to the software, including access to the source code of the software.

4. COMMITMENTS

  Non cancelable operating leases include building leases which expire in September 2000. The Company has the option to renew its building lease at its principal offices for up to an additional nine years, commencing in September 2000, at the fair market value at the time of renewal. The Company subleased certain facilities through April of fiscal 1997. Sublease rental income was approximately $67,000, $122,000 and $117,000, in fiscal 1997, 1996 and 1995, respectively.

  Rent expense approximated $1,153,000, $975,000 and $901,000 in fiscal 1997, 1996 and 1995, respectively.

  Future minimum payments under non cancelable operating leases at September 27, 1997 are as follows (in thousands):

       FISCAL YEAR                                                        AMOUNT
       -----------                                                        ------
       1998.............................................................. $  835
       1999..............................................................    777
       2000..............................................................    731
                                                                          ------
         Total........................................................... $2,343
                                                                          ======

5. STOCKHOLDERS' EQUITY

  Common stock: In October 1995, the Company sold 1,150,000 shares of common stock in a public offering resulting in net proceeds to the Company of approximately $10,450,000. In July 1996, the Company completed a second offering of common stock whereby approximately 593,000 shares of common stock were sold resulting in net proceeds to the Company of approximately $9,727,000.

  Preferred Stock Purchase Rights Plan: The Company has a Preferred Stock Purchase Rights Plan (the "Rights Plan") which provides existing shareholders with the right to purchase 1/100 preferred share for each

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


5. STOCKHOLDERS' EQUITY (CONTINUED):

common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics, which are not in the best interests of shareholders. The Board of Directors of the Company has designated 500,000 shares of Series G Preferred Stock, $0.01 par value per share, and has reserved such shares for issuance pursuant to the Company's Rights Plan.

  Stock Repurchase: Subsequent to September 27, 1997, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 15, 1997, the Company had repurchased 199,000 shares at a weighted-average per share price of $8.14.

  VMW Acquisition: In connection with the acquisition of VMW (see Note 1), the Company issued approximately 113,000 shares of common stock in exchange for VMW shares. In addition, the Company granted options to purchase approximately 84,000 shares of common stock in exchange for VMW options. The option prices range from $0.85--$2.54 and are included in the grants in the table below. In connection with the acquisition, the Company also issued warrants to purchase 25,000 shares of common stock at $23.50 per share in return for professional services rendered. These warrants, which were valued at approximately $200,000, are included as consideration in connection with the acquisition. These warrants expire on April 19, 2001. At September 27, 1997, options to purchase approximately 21,000 shares of common stock and warrants to purchase 25,000 shares of common stock remain outstanding. The Company has reserved approximately 46,000 shares of common stock for issuance in connection with these options and warrants.

  Stock option plans: In 1988, the Company established a Stock Option Plan (the Plan) which provides for the granting of options to employees or directors to purchase shares of the Company's common stock. During fiscal 1996, the Company replaced the 1988 Stock Option Plan by establishing the 1995 Stock Option Plan (the "1995 Plan"). The terms of the 1995 Plan are similar to the 1988 Plan. Any shares remaining available for grant under the 1988 Plan were converted to the 1995 Plan and an additional 750,000 shares were reserved for future grants under the 1995 Plan. During 1997, an additional 450,000 shares were reserved for future grants under the 1995 Plan.

  In August 1997, the Board of Directors authorized the Company to offer all employees, except for officers of the Company, the opportunity to cancel certain previously granted options in exchange for new options with new vesting and expiration terms at the then fair market value price of $15.25 per share. At September 27, 1997, options to purchase 263,987 shares of common stock with a weighted-average price of $23.51 were exchanged for new options. The exchange is included in the table below.

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


5. STOCKHOLDERS' EQUITY (CONTINUED):

  The following table summarizes the activity for the stock option plans (in thousands, except per share data):

                                            OPTIONS AND RIGHTS OUTSTANDING
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ----------------------------------------
                                        NUMBER     AGGREGATE         PRICE
                                       OF SHARES EXERCISE PRICE    PER SHARE
                                       --------- -------------- ---------------
Balance at October 1, 1994               1,273      $ 4,451     $ 0.350-$ 5.250
  Granted.............................     391        2,526       3.500- 13.250
  Exercised...........................    (410)      (1,356)      0.350-  6.000
  Forfeitures.........................     (48)        (235)      3.000-  9.250
                                         -----      -------
Balance at September 30, 1995.........   1,206        5,386       0.350- 13.250
  Granted.............................     863       11,115       0.850- 28.375
  Exercised...........................    (419)      (1,424)      0.350- 11.125
  Forfeitures.........................     (85)        (580)      0.850- 18.500
                                         -----      -------
Balance at September 28, 1996.........   1,565       14,497       0.850- 28.375
  Granted.............................     658       12,912      12.500- 25.125
  Exercised...........................    (339)      (1,756)      0.850- 19.125
  Forfeitures.........................    (400)      (8,018)      0.850- 28.375
                                         -----      -------
Balance at September 27, 1997.........   1,484      $17,635     $ 0.850-$28.375
                                         =====      =======

  The following table summarizes information about options outstanding at September 27, 1997:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           --------------------------------------- --------------------------
                                        WEIGHTED-
                                         AVERAGE
       RANGE OF              NUMBER     REMAINING     WEIGHTED-      NUMBER      WEIGHTED-
       EXERCISE            OUTSTANDING CONTRACTUAL     AVERAGE     EXERCISABLE    AVERAGE
        PRICES             AT 9/27/97  LIFE (YEARS) EXERCISE PRICE AT 9/27/97  EXERCISE PRICE
   ---------------         ----------- ------------ -------------- ----------- --------------

   $ 0.850-$ 4.000            266,114      6.06         $ 3.44       190,723       $ 3.53

     4.125-  9.125            383,122      7.16           7.48       197,181         6.70

     9.250- 13.000             83,275      8.02          10.39        37,344        10.07

    13.250- 16.750            416,471      9.56          15.50        32,318        16.02

    17.125- 28.375            334,638      8.84          19.53       135,840        19.43
                            ---------                                -------

   $ 0.850-$28.375          1,483,620      8.06         $11.89       593,406       $ 9.31
                            =========                                =======

  Exercisable options were approximately 593,000, 544,000 and 785,000 at fiscal year end for 1997, 1996 and 1995, respectively. At September 27, 1997, there were no shares that were exercised and subject to repurchase.

  Vesting provisions with respect to the Stock Option Plans are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee's six-month employment date and ratably thereafter in monthly installments over three and one-half years. At September 27, 1997, options to purchase approximately 593,000 shares of common stock were vested.

  Included in the table above are options to purchase approximately 73,000 shares of common stock which were granted outside of the Plans during fiscal 1995. These options were granted to various employees and have

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


5. STOCKHOLDERS' EQUITY (CONTINUED):

rights and vesting provisions which are the same as those granted pursuant to the plan. At September 27, 1997, options to purchase approximately 22,000 shares of common stock remain outstanding.

  Total shares reserved for grant under option plans total 3,343,000 (excluding options subject to grant under the Outside Directors Stock Option
Plan), of which approximately 3,020,000 shares were granted, leaving approximately 323,000 shares available for grant at September 27, 1997.

  The Company has reserved 1,840,000 shares of common stock for future issuance under the stock option plans for outstanding options and options available for grant at September 27, 1997 and 22,000 shares of common stock for future issuance of shares granted outside of the option plan.

  1995 Outside Directors Stock Plan: The Company's 1995 Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in June 1995 and approved in February 1996. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors Plan. As of September 27, 1997, 45,000 shares had been granted to Directors under the plan and are included in the table presented above.

  1996 Stock Purchase Plan: In fiscal 1996, the 1996 Employee Stock Purchase Plan (ESPP) was approved and 100,000 shares of common stock was reserved for issuance under this plan. The ESPP provides that substantially all employees may purchase stock at 85% of its fair value on certain specified dates via a payroll deduction plan. Through September 27, 1997, approximately 82,000 shares have been issued under this plan. A summary of stock purchased under the plan is shown below (in thousands, except employee participants).

                                                                1997     1996
                                                              -------- --------
     Aggregate purchase price................................ $961,294 $197,479
     Shares purchased........................................   64,138   18,774
     Employee participants...................................      146       59

  Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after October 1, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                       OPTIONS        ESPP
                                                     ------------  ------------
                                                     1997   1996   1997   1996
                                                     -----  -----  -----  -----
     Expected life (years)..........................  2.65   2.67    0.5    0.5
     Expected stock price volatility................ 66.23% 67.04% 68.19% 68.09%
     Risk-free interest rate........................  6.03%  5.92%  5.82%  5.71%

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


5. STOCKHOLDERS' EQUITY (CONTINUED):

  For pro forma purposes, the estimated fair value of the Company's stock based awards to employees is amortized over the options' vesting period (for options) and the six month purchase period (for stock purchased under the
ESPP). The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $8.62 and $7.53 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1996 was $6.29 and $5.85

  The Company's pro forma information follows (in thousands, except per share amounts):

                                                                  1997    1996
                                                                 ------  ------
     Net income--as reported.................................... $1,395  $2,451
     Net income (loss)--pro forma............................... (1,113)  1,480
     Net income per share--as reported..........................   0.16    0.30
     Net income (loss) per share--pro forma.....................  (0.13)   0.18

  Because SFAS 123 is applicable only to awards granted subsequent to October 1, 1995, its pro forma effect will not be fully reflected until approximately 2000.

6. EMPLOYEE SAVINGS AND INVESTMENT PLAN

  During fiscal 1996, the Company amended its 401(k) savings and investment plan in which all employees, at least 21 years of age, are eligible to participate. The amended plan allows for the Company to make matching contributions based on an employee's elective deferrals. For fiscal 1997, the matching contributions may not exceed $1,800 per employee, and through September 27, 1997, the matching contributions were approximately $304,000 ($62,000 in fiscal 1996).

7. INCOME TAXES

  The provision (benefit) for income taxes consists of the following (in thousands):

                                                   FISCAL YEAR ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
Federal:
  Current.............................    $ (283)       $ 2,591        $ 90
  Deferred............................       740         (4,326)        --
                                          ------        -------        ----
                                             457         (1,735)         90
State:
  Current.............................        35            273         112
  Deferred............................        (5)          (987)        --
                                          ------        -------        ----
                                              30           (714)        112
Foreign:
  Current.............................       536            557         209
                                          ------        -------        ----
                                          $1,023        $(1,892)       $411
                                          ======        =======        ====

  Pretax income from foreign operations was $1,330,000 in 1997, $680,000 in 1996 and $30,000 in 1995.

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


7. INCOME TAXES (CONTINUED):

  A reconciliation between the Company's effective tax rate and the U.S. statutory rate of 35% follows (in thousands):

                                                   FISCAL YEAR ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
   Tax provision at U.S. statutory
    rate.............................     $  846        $   196       $ 1,249
   Benefit of operating loss
    carryforwards....................        --          (4,756)       (1,080)
   Research and development credit...       (229)        (1,263)          --
   In process research and
    development......................        --           3,264           --
   Goodwill amortization.............        442            143           --
   Foreign taxes in excess of U.S.
    rate.............................        139            261           130
   Foreign sales corporation benefit.       (181)            --           --
   Other individually immaterial
    items............................        (13)            83           --
   State taxes.......................         19            180           112
                                          ------        -------       -------
                                          $1,023        $(1,892)      $   411
                                          ======        =======       =======

  As of September 27, 1997, the Company had federal and state net operating loss carryforwards of approximately $5,600,000 and $2,500,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,270,000 and $430,000, respectively. The Company also has federal alternative minimum tax credit carryforwards of approximately $270,000. The net operating loss and federal research credit carryforwards will expire at various dates beginning in 2001 through 2012, if not utilized. The California research credit carryforwards and alternative minimum tax credit carryforwards have no expiration date.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

  Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
   Deferred tax assets:
     Net operating loss carryforwards..............     $ 2,079       $4,059
     Research credits and alternative minimum tax
      credit.......................................         965          892
     Capitalized software..........................         500        1,028
     Deferred revenue..............................       1,655        1,770
     Purchased technology..........................       3,073          --
     Accrued expenses and reserves.................       1,931        1,093
                                                        -------       ------
       Total deferred tax assets...................      10,203        8,842

       Valuation allowance for deferred tax assets.      (5,626)      (3,530)
                                                        -------       ------
   Net deferred tax assets.........................     $ 4,577       $5,312
                                                        =======       ======

                              IKOS SYSTEMS, INC.

                              SEPTEMBER 27, 1997


7. INCOME TAXES (CONTINUED):

  At September 27, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $4,577,000 (net of the valuation allowance). Realization of the net deferred tax asset is dependent on the Company's ability to generate future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized base don forecasted U.S. income. However, there can be no assurance that the company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results and condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

  Management has established a valuation allowance covering a portion of the gross deferred tax assets based on management's expectations of future taxable income and the actual taxable income during the three years ended September 27, 1997. The valuation allowance increased by $2,096,000 during the current fiscal year after decreasing by $4,670,000 during the fiscal year ended September 28, 1996. Approximately $4,446,000 of the valuation allowance is attributable to stock options which will be credited to equity when realized. Approximately, $1,180,000 of the valuation allowance is attributable to VMW pre-acquisition deferred tax assets which will be credited to goodwill when recognized.

8. GEOGRAPHIC, MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISKS

  The Company and its subsidiaries operate in one segment, principally the development, manufacture, sale and service of high performance hardware-assisted systems for simulation and emulation of integrated circuits (ICs) and IC-based electronic systems. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  Total international sales by geographic region, including export sales and foreign operation net revenues, are as follows (in thousands):

                                                   FISCAL YEAR ENDED
                                       -----------------------------------------
                                       SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                                           1997          1996          1995
                                       ------------- ------------- -------------
     Far East.........................    $ 6,228       $ 7,012       $ 4,841
     Europe...........................     12,966         7,878         5,613
     Other............................        --            --            106
                                          -------       -------       -------
                                          $19,194       $14,890       $10,560
                                          =======       =======       =======

  In fiscal 1997, one customer, Lucent Technologies, Inc., accounted for approximately 11% of net revenues. In fiscal 1996, one customer, S3, Inc., and one distributor, Itochu & Co. Ltd. ("Itochu"), accounted for 14% and 12% of net revenues, respectively. For the fiscal year ended September 30, 1995, one distributor, Itochu, accounted for approximately 15% of net revenues.

                               IKOS SYSTEMS, INC.

                               SEPTEMBER 27, 1997


9. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                   FISCAL QUARTERS ENDED
                                           --------------------------------------
                                           DEC. 28, MARCH 29, JUNE 28,  SEPT. 27,
                                             1996     1997      1997      1997
                                           -------- --------- --------  ---------
Net revenues.............................. $14,189   $14,475  $14,429    $13,003
Gross profit..............................  11,076    11,331   11,166     10,071
Total operating expenses..................   7,894     7,657   15,267     11,677
Income (loss) from operations.............   3,182     3,674   (4,101)    (1,606)
Net income (loss).........................   2,175     2,515   (2,344)      (951)
Net income (loss) per share............... $  0.25   $  0.28  $ (0.28)   $ (0.11)
                                           =======   =======  =======    =======
Common and common equivalent shares
 used in computing per share amounts......   8,856     8,984    8,457      8,553
                                           =======   =======  =======    =======
                                                   FISCAL QUARTERS ENDED
                                           --------------------------------------
                                           DEC. 30, MARCH 30, JUNE 29,  SEPT. 28,
                                             1995     1996      1996      1996
                                           -------- --------- --------  ---------
Net revenues.............................. $ 9,277   $11,154  $11,850    $13,060
Gross profit..............................   7,141     8,757    9,340     10,251
Total operating expenses..................   5,724     6,178   16,636      7,532
Income (loss) from operations.............   1,417     2,579   (7,296)     2,719
Net income................................   1,375     2,410   (7,416)     6,082
Net income per share...................... $  0.18   $  0.31  $ (1.00)   $  0.69
                                           =======   =======  =======    =======
Common and common equivalent shares
 used in computing per share amounts......   7,519     7,843    7,407      8,817
                                           =======   =======  =======    =======

                                                                     SCHEDULE II

                               IKOS SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT CHARGED TO            BALANCE AT
                                     BEGINNING  COSTS AND  DEDUCTIONS    END
                                     OF PERIOD   EXPENSES  WRITE-OFFS OF PERIOD
                                     ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
  Year ended September 30, 1995.....    $122       $ 49      $ --        $171
                                        ====       ====      =====       ====
  Year ended September 28, 1996.....    $171       $100      $ --        $271
                                        ====       ====      =====       ====
  Year ended September 27, 1997.....    $271       $230      $ --        $501
                                        ====       ====      =====       ====