Form 10-Q
period 1998-01-03
IKOS SYSTEMS INC
filed 1998-02-13
CIK 756365

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          __________________________


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended January 3, 1998 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-18623

                          __________________________


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock $.01 Par Value                8,393,000
          ---------------------------
                (Title of Class)        (Outstanding as of January 3, 1998)

================================================================================

                              IKOS SYSTEMS, INC.
                                   FORM 10-Q
                         QUARTER ENDED January 3, 1998


                                     INDEX
                                     -----

Part I:  Financial Information

         Item 1:  Financial Statements

                                                                        Page
                  Consolidated Balance Sheets at
                    January 3, 1998 and September 27, 1997.............   3

                  Consolidated Statements of Income
                    for the three months ended
                    January 3, 1998 and December 28, 1996..............   4

                  Consolidated Statements of Cash Flows
                    for the three months ended
                    January 3, 1998 and December 28, 1996..............   5

                  Notes to Consolidated Financial Statements...........   6

         Item 2:  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations...  11

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K.....................  17

         Signatures....................................................  20

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                      January 3,   September 27,
                                                         1998          1997
                                                      -----------  -------------
                                    ASSETS            (Unaudited)       (1)
Current assets:
  Cash and cash equivalents.........................   $ 15,316       $ 9,486
  Short-term investments............................      8,293        15,329
  Accounts receivable (net of allowances for
    doubtful accounts of $526 and $501,
    respectively)...................................     10,375        12,228
  Inventories.......................................      5,748         4,804
  Deferred tax assets...............................      3,450         3,450
  Prepaid expenses and other assets.................        621           659
                                                       --------       -------
     Total current assets...........................     43,803        45,956

  Equipment and leasehold improvements
    Office and evaluation equipment.................      3,979         3,684
    Machinery and equipment.........................      7,481         7,328
    Leasehold improvements..........................        441           337
                                                       --------       -------
                                                         11,901        11,349
     Less allowances for depreciation and
      amortization..................................     (7,536)       (7,080)
                                                       --------       -------
                                                          4,365         4,269
 Intangible assets (net of amortization of
    $2,017 and $1,681, respectively)................      4,780         4,626
  Deferred tax assets...............................      1,127         1,127
  Other assets......................................        842           572
                                                       --------       -------
                                                       $ 54,917       $56,550
                                                       ========       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................   $  2,580       $ 3,073
  Accrued payroll and related expenses..............      2,775         2,437
  Accrued commissions...............................        488           742
  Income taxes payable..............................      1,666         1,072
  Other accrued liabilities.........................      2,697         1,551
  Deferred maintenance revenues.....................      3,852         5,123
  Current portion of long-term debt.................        --            350
                                                       --------       -------
     Total current liabilities......................     14,058        14,348
Long-term debt, less current portion................        --            --
Accrued rent........................................        198           212
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares
    authorized, none issued and outstanding.........        --            --
  Common stock, $.01 par value; 50,000 shares
    authorized, 8,393 and 8,579 shares
    issued and outstanding, respectively............         84            85
  Additional paid-in capital........................     55,647        57,442
  Accumulated deficit...............................    (15,070)      (15,537)
                                                       --------       -------
     Total stockholders' equity.....................     40,661        41,990
                                                       --------       -------
                                                       $ 54,917       $56,550
                                                       ========       =======

(1) Derived from audited financial statements

                See notes to consolidated financial statements

                               IKOS SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended
                                                        ------------------------
                                                        January 3,  December 28,
                                                           1998         1996
                                                        ----------  ------------
Net revenues
  Product.............................................    $9,082       $11,852
  Maintenance.........................................     2,983         2,337
                                                          ------       -------
    Total net revenues................................    12,065        14,189

Cost of revenues
  Product.............................................     2,455         2,692
  Maintenance.........................................       558           421
                                                          ------       -------
    Total cost of revenues............................     3,013         3,113
                                                          ------       -------
    Gross profit......................................     9,052        11,076

Operating expenses:
  Research and development............................     2,849         2,351
  Sales and marketing.................................     4,464         4,200
  General and administration..........................       971         1,028
  Amortization of intangibles.........................       336           315
                                                          ------       -------
    Total operating expenses..........................     8,620         7,894
                                                          ------       -------
Income from operations................................       432         3,182

Other income (expense):
  Interest income.....................................       320           277
  Interest expense....................................       --            --
  Other...............................................       --             31
                                                          ------       -------
    Total other income................................       320           308
                                                          ------       -------

Income before provision for income taxes..............       752         3,490
  Provision for income taxes..........................       285         1,315
                                                          ------       -------
    Net income........................................    $  467       $ 2,175
                                                          ======       =======

Basic net income per share............................    $ 0.05       $  0.26
                                                          ======       =======
Weighted-average common shares used
 in computing basic per share amounts.................     8,501         8,241
                                                          ======       =======

Dilutive net income per share.........................    $ 0.05       $  0.25
                                                          ======       =======
Weighted-average shares used
 in computing dilutive per share amounts..............     8,713         8,856
                                                          ======       =======

All share and per share data have been adjusted retroactively to comply with the requirements of Financial Accounting Standards Board Statement No. 128 "Earnings Per Share."

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                          Three Months Ended
                                                       -------------------------
                                                       January 3,   December 28,
                                                          1998          1996
                                                       ----------   ------------
Operating activities:
  Net income..........................................   $   467        $ 2,175
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization......................       792            557
   Deferred taxes.....................................        --             (2)
   Deferred rent......................................       (14)            (6)

  Changes in operating assets and liabilities:
   Accounts receivable................................     1,853         (1,619)
   Inventories........................................      (944)          (266)
   Prepaid expenses and other current assets..........        38            198
   Other assets.......................................      (270)             5
   Accounts payable...................................      (493)        (2,181)
   Accrued payroll and other expenses.................       338            259
   Accrued commissions................................      (254)          (396)
   Income taxes payable...............................       594          1,205
   Other accrued liabilities..........................     1,146            498
   Deferred maintenance revenues......................    (1,271)        (1,242)
                                                         -------        -------
    Net cash provided by (used in) operating
     activities.......................................     1,982           (815)

Investing activities:
  Purchases of equipment and leasehold improvements...      (542)          (324)
  Purchases of Deerbrook Systems, Inc.................      (500)            --
  Purchase of short-term investments..................    (2,476)        (5,816)
  Maturities of short-term investments................     9,512         10,113
                                                         -------        -------
   Net cash provided by investment activities.........     5,994          3,973

Financing activities:
  Principal payments on long-term borrowings..........      (350)          (300)
  Net (repurchase) sale of common stock...............    (1,796)           404
                                                         -------        -------
   Net cash provided by (used in) financing
    activities........................................    (2,146)           104

                                                         -------        -------
Increase in cash and cash equivalents.................     5,830          3,262
Cash and cash equivalents at beginning of period......     9,486         10,590

                                                         -------        -------
Cash and cash equivalents at end of period............   $15,316        $13,852
                                                         =======        =======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying consolidated financial statements at January 3, 1998 and for the three month period ended January 3, 1998 and December 28, 1996, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 27, 1997 included in the Form 10-K as filed with the Securities and Exchange Commission on December 19, 1997. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three month period ended January 3, 1998 are not necessarily indicative of results expected for the full year.


2.   Fiscal Year

     The Company is on a 52-53 week fiscal year. Fiscal year 1998 is a 53 week year and the three month period ending January 3, 1998 includes the additional week for the fiscal year. The additional week in the quarter did not result in a material change in the results had the quarter been 13 weeks.


3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                       September 27,   September 27,
                                           1997           1997
                                       -------------   -------------
           Raw materials                  $2,101           $1,979
           Work-in-process                 1,350            1,385
           Finished good                   2,297            1,440
                                          ------           ------
                                          $5,748           $4,804
                                          ======           ======

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   Net Income Per Share and Restated Income Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share (FAS No. 128)." The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "basic" earnings per share calculation. "Dilutive" earnings per share is based on the weighted-average number of common shares and common stock equivalents shares (using the treasury stock method) outstanding during the period. For the three months ended January 3, 1998, the Company adopted the provisions of FAS No. 128 and all share and per share data have been adjusted retroactively to comply with the requirements of the new FASB Statement.

     The computation of earning per share for the three months ended January 3, 1998 and December 28, 1996 is as follows:


                                                          Three Months Ended
                                                       -------------------------
                                                       January 3,   December 28,
                                                          1998          1996
                                                       ----------   ------------
Basic Earnings Per Share:

Net income                                               $  467        $2,175
                                                         ======        ======
Weighted average common shares outstanding                8,501         8,241
                                                         ======        ======
Basic net income per share                               $ 0.05        $ 0.26
                                                         ======        ======

Dilutive Earnings Per Share:

Net income                                               $  467        $2,175
                                                         ======        ======
Number of shares used in computing per share amounts:
  Weighted average common shares outstanding              8,501         8,241
  Common equivalent shares attributable to stock
   options (treasury stock method)                          212           615
                                                         ------        ------
Total weighted average common shares outstanding          8,713         8,856
                                                         ======        ======
Dilutive net income per share                            $ 0.05        $ 0.25
                                                         ======        ======

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  Net Income Per Share and Restated Income Per Share (continued)

    Restated net income per share information is as follows:

Selected Financial Data (in thousands, except per share data)

                                                Fiscal Years Ended
                                  ---------------------------------------------
                                  Sept. 27, Sept. 28, Sept. 30, Oct. 1, Oct. 2,
                                    1997      1996      1995     1994    1993
                                  --------  --------  --------  ------  -------
Net income (loss)                  $1,395    $2,451    $3,156   $1,505  $(8,750)
                                   ======    ======    ======   ======  =======
Basic net income (loss) per share:
  Income (loss) before
   extraordinary credit            $ 0.17     $ 0.33    $ 0.56  $ 0.16  $ (1.62)
  Extraordinary credit                 --         --        --    0.12       --
                                   ------     ------    ------  ------  -------
      Basic net income (loss)      $ 0.17     $ 0.33    $ 0.56  $ 0.28  $ (1.62)
                                   ======     ======    ======  ======  =======
Weighted-average common shares
  used in computing basic per
  share amounts                     8,408      7,383     5,611   5,455    5,415
                                   ======     ======    ======  ======  =======
Dilutive net income (loss) per
 share:
  Income (loss) before
   extraordinary credit            $ 0.16     $ 0.30    $ 0.51  $ 0.15  $ (1.62)
  Extraordinary credit                 --         --        --    0.12       --
                                   ------     ------    ------  ------  -------
      Dilutive net income (loss)   $ 0.16     $ 0.30    $ 0.51  $ 0.27  $ (1.62)
                                   ======     ======    ======  ======  =======
Weighted-average common shares
  used in computing dilutive per
  share amounts                     8,927      8,114     6,151   5,651    5,415
                                   ======     ======    ======  ======  =======

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  Net Income Per Share and Restated Income Per Share (continued)

    Restated selected quarterly data (unaudited) is as follows:

                                                  Fiscal Quarters Ended
                                        ----------------------------------------
                                        Dec. 28,  March 29,  June 28,  Sept. 27,
                                          1996      1997       1997      1997
                                        --------  ---------  --------  ---------
Net income (loss)                        $2,175     $2,515    $(2,344)   $ (951)
                                         ======     ======    =======    ======

Basic net income (loss) per share        $ 0.26     $ 0.30    $ (0.28)   $(0.11)
                                         ======     ======    =======    ======
Weighted-average common shares used
 in computing basic per share amounts     8,241      8,378      8,457     8,553
                                         ======     ======    =======    ======

Dilutive net income (loss) per share     $ 0.25     $ 0.28    $ (0.28)   $(0.11)
                                         ======     ======    =======    ======
Weighted-average common shares used in
 computing dilutive per share amounts     8,856      8,984      8,457     8,553
                                         ======     ======    =======    ======

                                                  Fiscal Quarters Ended
                                        ----------------------------------------
                                        Dec. 30,  March 30,  June 29,  Sept. 28,
                                          1995      1996       1996      1996
                                        --------  ---------  --------  ---------
Net income (loss)                        $1,375     $2,410    $(7,416)   $6,082
                                         ======     ======    =======    ======

Basic net income (loss) per share        $ 0.20     $ 0.34    $ (1.00)   $ 0.69
                                         ======     ======    =======    ======
Weighted-average common shares used
 in computing basic per share amounts     6,886      7,154      7,407     8,086
                                         ======     ======    =======    ======

Dilutive net income (loss) per share     $ 0.18     $ 0.31    $ (1.00)   $ 0.69
                                         ======     ======    =======    ======
Weighted-average common shares used in
 computing dilutive per share amounts     7,519      7,843      7,407     8,817
                                         ======     ======    =======    ======

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    Net Income Per Share and Restated Income Per Share (continued)

      Restated computation of earnings per share is as follows:

                                                  Three Years Ended
                                     -------------------------------------------
                                     September 27,  September 28,  September 30,
                                         1997           1996           1995
                                     -------------  -------------  -------------
Basic Earnings Per Share:

Net income                               $1,395         $2,451         $3,156
                                         ======         ======         ======
Weighted average common shares
 outstanding                              8,408          7,383          5,611
                                         ======         ======         ======
Basic net income per share               $ 0.17         $ 0.33         $ 0.56
                                         ======         ======         ======

Dilutive Earnings Per Share:

Net income                               $1,395         $2,451         $3,156
                                         ======         ======         ======
Number of shares used in computing
 per share amounts:
  Weighted average common shares
   outstanding                            8,408          7,383          5,611
  Common equivalent shares
   attributable to stock options
   (treasury stock method)                  532            771            592

                                         ------         ------         ------
Total weighted average common shares
 outstanding                              8,940          8,154          6,203
                                         ======         ======         ======
Dilutive net income per share            $ 0.16         $ 0.30         $ 0.51
                                         ======         ======         ======

5.    Stock Repricing

      In December 1997, the Board of Directors authorized the Company to offer all employees the opportunity to cancel certain previously granted options in exchange for new options with new vesting and expiration terms at the then fair market value price of $5.75 per share. At January 3, 1998, options to purchase 900,327 shares of common stock with a weighted-average price of $15.64 were exchanged for new options.

6.    Subsequent Event

      In January 1998, the Company entered into a letter of intent to acquire certain technology and research and development expertise from Interra, Inc. and its affiliate Delsoft. The basis of the transaction provides the Company with engineering resources and technology for approximately $8,500,000 in cash and stock. In connection with the acquisition, the Company will be establishing a research and development facility in India. The deal is expected to be completed within three to six months and will be accounted for under the purchase method of accounting.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, those contained under the section entitled "Factors That May Affect Future Results of Operations" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company's current expectations and beliefs.


Net Revenues

Net revenues for the first quarter of fiscal 1998 totaled $12,065,000, a decrease of approximately 15% from the same quarter in fiscal 1997. The decrease was primarily the result of a decline in the sales of the Company's Voyager product line which was partially offset by increases in revenues from sales of emulation systems, consulting services and maintenance contracts. Voyager product revenues decreased as fewer units were shipped during the quarter due in part to the Company's increased focus on the emulation and consulting businesses as well as the Company's delay in introducing new simulation products. Consulting revenues increased over 512% over the same period in the previous year growing from $217,000 to over $1,327,000 during the quarter. The Company expects to see growth when compared to the previous year in consulting revenues throughout fiscal 1998. The Company's emulation revenue increased from $1,594,000 during the first quarter fiscal of 1997 to $2,022,000 for the first quarter of fiscal 1998. The Company has seen an increase in activity for its emulation products and expects the revenues from systems to be a larger portion of total revenues in fiscal 1998.

International sales for the first quarter of fiscal 1998 decreased approximately 29% over the same quarter in fiscal 1997 and accounted for over 37% of net revenues for the quarter. The decrease is in part a result of the overall decrease in revenues for the Company, primarily its Voyager product line and also the result of the continued transition of the Company's Japan operations to a direct sales channel, which began, in fiscal 1997. The Japan subsidiary has shown increases over the prior three quarters.


Gross Profit Margins

Gross profit margin for the three-month period was approximately 75% of net revenues, and is lower when compared to the 78% for the same period of fiscal 1997. The decrease in margins are a result of the lower than expected revenues resulting in less coverage of fixed manufacturing costs and the increase in the consulting services group which increased the level of fixed costs charged against margins.


Research and Development Expenses

Research and development expenses in the first quarter of fiscal 1998 totaled $2,849,000, representing an increase of 21% from $2,351,000 when compared to the same period in fiscal 1997. The increase during the quarter is a result of increased headcount, consulting services and certain non-recurring engineering charges. The Company expects research and development expenses to increase over the course of the year as the Company continues to address its on-going development efforts for enhancing its current products and for new product technology development.

Sales and Marketing Expenses

Sales and marketing expenses increased to $4,464,000 for the first quarter of fiscal 1998 or 6% when compared to $4,200,000 for the same period in fiscal 1997. The slight increase is primarily the result of additional headcount offset by decreased commissions as a result of lower revenue levels. Sales and marketing expenses are expected to continue to increase in absolute dollars over the remainder of the year reflecting increased headcount, commission expense and marketing expenses.


General and Administrative Expenses

General and administrative expenses were $971,000 for the three month period ended January 3, 1998 and were slightly lower when compared with the same three month period in fiscal 1997. General and administrative expenses are expected to remain relatively flat over the remainder of fiscal 1998.


Income Taxes

The Company's 1997 and 1998 first quarter provision for income taxes differs from the federal statutory rate primarily due to benefits associated with its foreign sales corporation, research credits and foreign taxes assessed at an overall rate lower than the federal statutory rate and offset by costs associated with the non deductible goodwill amortization and state income taxes.


Other

The Company has experienced virtually no gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. However, as the Company has reorganized its operations at its Japan subsidiary, the Company will be subject to engaging in transactions in the Japanese local currency. As such, the Company may begin entering into hedging arrangements to mitigate the currency risk with respect to such transactions. At January 3, 1998, the Company had not entered into any such hedging arrangements.


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

Competition - The EDA industry is highly competitive and rapidly changing. The
-----------
Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. To date, substantially all of the Company's revenue has resulted from sales of hardware-assisted simulation products. The Company currently experiences competition from traditional software verification methodologies, including product offerings sold by Cadence, Synopsis and Mentor Graphics. During the current year the Company commercially released its emulation product. The Company's main competition for emulation systems are those sold by Quickturn. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.


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

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $23,609,000 at January 3, 1998 from $24,815,000 at September 27, 1997. The decrease was a result of $1,982,000 cash provided by operating activities offset by $2,146,000 used in financing activities and $1,042,000 of cash used in investment activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$1,982,000 during the first quarter of fiscal 1998. The $1,982,000 cash provided by operations was primarily due to net income adjusted for depreciation and amortization, a reduction of accounts receivable, accrued payroll and income taxes payable offset by increases in inventory, other assets and the payment of accounts payable and accrued commission balances.

Investing Activities - Net cash provided by investing activities for the three
--------------------
months ending January 3, 1998 was $5,994,000. The primary source of cash during this period was the net maturities of short-term investments totaling $7,036,000. The increase in cash equivalents from these maturities was the result of the investment in higher yielding cash equivalent securities rather than certain short-term investments. This source of cash from investment activities was offset by approximately $542,000 in capital expenditures and $500,000 related to the acquisition of Deerbrook Systems, Inc. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations. The Company expects continued capital expenditures during fiscal 1998 as expected headcount additions will require additional computers and engineering workstations.

Financing Activities  Net cash used in financing activities for the three months
--------------------
ended January 3, 1998 was primarily related to the net purchases of stock during the quarter. During the quarter, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through January 3, 1998, the Company had repurchased approximately 199,000 shares at a weighted-average per share price of $8.14. In addition, the Company repaid its remaining principal debt obligations totaling $350,000.

The Company's primary unused sources of funds at January 3, 1998 consisted of $15,316,000 of cash and cash equivalents, in addition to $8,293,000 of short-term investments. The Company believes that current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations, will be sufficient to finance its operations for at least the next twelve months.

                          PART II. OTHER INFORMATION


ITEMS 1-5    Not applicable

ITEM 6       Exhibits and Reports on Form 8-K


(a) INDEX TO EXHIBITS


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


Exh. No.                Documentation Description                      Page
-------                 -------------------------                      ----

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



Exh. No.                Documentation Description                   Page
-------                 -------------------------                   ----

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

27.1         Financial Data Schedule

(b) REPORTS ON FORM 8-K


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



                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant



Date: February 13, 1998               /s/ Joseph W. Rockom
                                      ----------------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer