Form 10-Q
period 1998-04-04
IKOS SYSTEMS INC
filed 1998-05-11
CIK 756365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-Q

(Mark One)
[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarter ended April 4, 1998 or
[_]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to __________

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
                                (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    -------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON STOCK $.01 PAR VALUE              8,448,000
          ---------------------------
               (Title of Class)        (Outstanding as of April 4, 1998)

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED APRIL 4, 1998


                                     INDEX
                                     -----


Part I:  Financial Information

     Item 1:  Financial Statements
                                                                  PAGE
          Consolidated Balance Sheets at
            April 4, 1998 and September 27, 1997................    3

          Consolidated Statements of Income
            for the three and six months ended
            April 4, 1998 and March 29, 1997....................    4

          Consolidated Statements of Cash Flows
            for the six months ended April 4, 1998
            and March 29, 1997..................................    5

          Notes to Consolidated Financial Statements............    6

     Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results of Operations....    8


Part II:  Other Information

     Item 6:  Exhibits and Reports on Form 8-K..................   15

     Signatures.................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                   (in thousands, except per share amounts)


                                                              April 4,    September 27,
                                                                1998           1997
                                                             -----------  --------------
                               ASSETS                        (Unaudited)         (1)
Current assets:
 Cash and cash equivalents................................    $ 11,170        $  9,486
 Short-term investments...................................       9,874          15,329
 Accounts receivable (net of allowances for
  doubtful accounts of $551 and $501, respectively).......      11,661          12,228
 Inventories..............................................       5,965           4,804
 Deferred income taxes....................................       3,450           3,450
 Prepaid expenses and other assets........................       1,277             659
                                                              --------        --------
   Total current assets...................................      43,397          45,956

 Equipment and leasehold improvements
  Office and evaluation equipment.........................       4,325           3,684
  Machinery and equipment.................................       8,485           7,328
  Leasehold improvements..................................         435             337
                                                              --------        --------
                                                                13,245          11,349
   Less allowances for depreciation and amortization......      (8,147)         (7,080)
                                                              --------        --------
                                                                 5,098           4,269
 Intangible assets (net of amortization of
  $2,394 and $1,681, respectively)........................       4,404           4,626
 Deferred income taxes....................................       1,127           1,127
 Other assets.............................................         833             572
                                                              --------        --------
                                                              $ 54,859        $ 56,550
                                                              ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................    $  2,286        $  3,073
 Accrued payroll and related expenses.....................       1,721           2,437
 Accrued commissions......................................         416             742
 Income taxes payable.....................................       1,716           1,072
 Other accrued liabilities................................       1,519           1,551
 Deferred revenues........................................       5,714           5,123
 Current portion of long-term debt........................          --             350
                                                              --------        --------
   Total current liabilities..............................      13,372          14,348

Accrued rent..............................................         185             212
Commitments
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares
  authorized, none issued and outstanding.................          --              --
 Common stock, $.01 par value; 50,000 shares
  authorized, 8,448 and 8,579 shares
  issued and outstanding, respectively....................          84              85
 Additional paid-in capital...............................      55,884          57,442
 Accumulated deficit......................................     (14,666)        (15,537)
                                                              --------        --------
   Total stockholders' equity.............................      41,302          41,990
                                                              --------        --------
                                                              $ 54,859        $ 56,550
                                                              ========        ========

(1) Derived from audited financial statements

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)



                                                                  Three Months Ended                    Six Months Ended
                                                             ----------------------------           ---------------------------
                                                             April 4,           March 29,            April 4,       March 29,
                                                               1998               1997                1998            1997
                                                              -------            -------             -------           -------
Net revenues
 Product..................................................    $ 9,162            $12,022             $18,244           $23,874
 Maintenance..............................................      3,157              2,453               6,140             4,790
                                                              -------            -------             -------           -------
  Total net revenues......................................     12,319             14,475              24,384            28,664

Cost of revenues
 Product..................................................      2,723              2,678               5,178             5,370
 Maintenance..............................................        450                466               1,008               887
                                                              -------            -------             -------           -------
  Total cost of revenues .................................      3,173              3,144               6,186             6,257
                                                              -------            -------             -------           -------
  Gross profit............................................      9,146             11,331              18,198            22,407

Operating expenses:
 Research and development.................................      3,199              2,509               6,048             4,860
 Sales and marketing......................................      4,316              3,758               8,780             7,958
 General and administration...............................        901              1,075               1,872             2,103
 Amortization of intangibles..............................        377                315                 713               630
                                                              -------            -------             -------           -------
  Total operating expenses................................      8,793              7,657              17,413            15,551
                                                              -------            -------             -------           -------
Income from operations....................................        353              3,674                 785             6,856

Other income (expense):
 Interest income..........................................        296                285                 616               562
 Other....................................................         --                 34                  --                65
                                                              -------            -------             -------           -------
  Total other income......................................        296                319                 616               627
                                                              -------            -------             -------           -------

Income before provision for income taxes..................        649              3,993               1,401             7,483
Provision for income taxes................................        245              1,478                 530             2,793
                                                              -------            -------             -------           -------
  Net income..............................................    $   404            $ 2,515             $   871           $ 4,690
                                                              =======            =======             =======           =======


Basic net income per share................................    $  0.05            $  0.30             $  0.10           $  0.56
                                                              =======            =======             =======           =======

Common and common equivalent shares used
 in computing per share amounts...........................      8,435              8,378               8,468             8,310
                                                              =======            =======             =======           =======

Dilutive net income per share.............................    $  0.05            $  0.28             $  0.10           $  0.53
                                                              =======            =======             =======           =======

Common and common equivalent shares used
 in computing per share amounts...........................      8,695              8,984               8,704             8,920
                                                              =======            =======             =======           =======

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

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                               Six Months Ended
                                                                          ---------------------------
                                                                            April 4,        March 29,
                                                                              1998            1997
                                                                          -----------    --------------
Operating activities:
 Net income...........................................................    $   871           $  4,690
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.......................................      1,780              1,292
  Gain on retirement of equipment.....................................         --                 13
  Deferred income taxes...............................................         --                 (2)
  Deferred rent.......................................................        (27)               (11)

 Changes in operating assets and liabilities:
  Accounts receivable.................................................        567             (2,863)
  Inventories.........................................................     (1,161)              (420)
  Prepaid expenses and other current assets...........................         12                 58
  Other assets........................................................       (261)              (226)
  Accounts payable....................................................       (787)            (3,138)
  Accrued payroll and other expenses..................................       (716)              (401)
  Accrued commissions.................................................       (326)              (280)
  Income taxes payable................................................        644              2,615
  Other accrued liabilities...........................................        (32)               381
  Deferred revenues...................................................        591               (490)
                                                                          -------           --------
   Net cash provided by operating activities..........................      1,155              1,218

Investing activities:
 Purchases of equipment and leasehold improvements....................     (1,887)              (905)
 Acquisition of Deerbrook Systems, Inc.................................      (500)                --
 Other investments....................................................       (630)
 Purchase of short-term investments...................................     (8,921)           (13,551)
 Maturities of short-term investments.................................     14,376             16,105
                                                                          -------           --------
   Net cash provided by investment activities.........................      2,438              1,649

Financing activities:
 Principal payments on long-term borrowings...........................       (350)              (450)
 Net sales (repurchases) of common stock..............................     (1,559)             1,311
                                                                          -------           --------
   Net cash provided by (used in) financing activities...............      (1,909)               861
                                                                          -------           --------
Increase in cash and cash equivalents.................................      1,684              3,728
Cash and cash equivalents at beginning of period......................      9,486             10,590
                                                                          -------           --------
Cash and cash equivalents at end of period............................    $11,170           $ 14,318
                                                                          =======           ========




                See notes to consolidate financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements at April 4, 1998 and for the three and six month periods ended April 4, 1998 and March 29, 1997, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 27, 1997 included in the Form 10-K as filed with the Securities and Exchange Commission on December 19, 1997. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six month periods ended April 4, 1998 are not necessarily indicative of results expected for the full year.

2.   FISCAL YEAR

     The Company is on a 52-53 week fiscal year. Fiscal year 1998 is a 53-week year and the three-month period ending January 3, 1998 included the additional week for the fiscal year.

3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                           April 4,     September 27,
                                             1998           1997
                                         -------------  -------------

Raw materials                                   $1,444         $1,979
Work-in-process                                  1,739          1,385
Finished goods                                   2,782          1,440
                                                ------         ------
                                                $5,965         $4,804
                                                ======         ======

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:




                                                                   Three Months Ended            Three Months Ended
                                                           --------------------------------------------------------------
                                                               April 4,          March 29,    April 4,          March 29,
                                                                 1998              1997         1998              1997
                                                               --------          ---------    --------          ---------

BASIC EARNINGS PER SHARE:

Net income                                                       $  404             $2,515      $  871             $4,690
                                                                 ======             ======      ======             ======

Weighted average common shares outstanding                        8,435              8,378       8,468              8,310
                                                                 ======             ======      ======             ======

Basic net income per share                                       $ 0.05             $ 0.30      $ 0.10             $ 0.56
                                                                 ======             ======      ======             ======

DILUTIVE EARNINGS PER SHARE:

Net income                                                       $  404             $2,515      $  871             $4,690
                                                                 ======             ======      ======             ======

Number of shares used in computing per share amounts:
  Weighted average common shares outstanding                      8,435              8,378       8,468              8,310
  Common equivalent shares attributable to stock
  options (treasury stock method)                                   260                606         236                610
                                                                 ------             ------      ------             ------

Total weighted average common shares outstanding                  8,695              8,984       8,704              8,920
                                                                 ======             ======      ======             ======

Dilutive net income per share                                    $ 0.05             $ 0.28      $ 0.10             $ 0.53
                                                                 ======             ======      ======             ======

5.   TECHNOLOGY ACQUISITION

     In January 1998, the Company entered into a letter of intent to acquire certain technology and research and development expertise from Interra, Inc. and its affiliate, Delsoft India Pvt. Limited. In May 1998, the Company expects to complete the acquisition. The basis of the transaction is to provide the Company with engineering resources and technology for approximately $8,500,000 in cash and stock of which approximately $608,000 has already been paid. In connection with the acquisition, the Company has established a research and development facility in India. The transaction will be accounted for under the purchase method of accounting and the Company expects recognize a charge in its fiscal third quarter related to acquired in-process research and development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In this report, the words "anticipates," "believes," "expects," "future," "intends'" and similar expressions identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, those contained under the section entitled "Factors That May Affect Future Results of Operations" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company's current expectations and beliefs.

NET REVENUES

Net revenues for the three and six months ended April 4, 1998 totaled $12,319,000 and $24,384,000, respectively, representing a decrease of approximately 15% from the same periods in fiscal 1997. The decreases were primarily the result of the decline in the sales of the Company's Voyager simulation product line due in part to delays in the introduction of new simulation products and increased focus on the Company's emulation product line and consulting services. Emulation revenues increased from approximately $1,000,000 and $2,505,000 during the second quarter and first six months of fiscal 1997 to over $2,600,000 and $4,600,000, respectively, for the same periods of fiscal 1998. The increases are a result of the increased focus on the emulation business as well as increased acceptance in the marketplace for the Company's emulation product offering. Consulting services increased from approximately $950,000 and $1,170,000 during the second quarter and first six months of fiscal 1997 to over $1,575,000 and $2,904,000, respectively, for the same periods in 1998. The Company's aggressive pursuit of providing value added consulting service to new and existing customers is the main reason for the increases.

International sales for the three and six months ended April 4, 1998 totaled $4,382,000 and $8,846,000, a decrease of approximately 12% and approximately 21%, respectively from the same periods in fiscal 1997. The decrease is due in part to the decline in sales activity in the Asian marketplace resulting from the economic issues in that location and also as a result of the overall decline in sales of the Company's simulation products.

GROSS PROFIT MARGINS

Gross profit margin for the three and six month periods ended April 4, 1998 were approximately 74% and 75% of net revenues, respectively and are lower when compared to the approximately 78% for the same periods of fiscal 1997. The decrease in margins are a result of the lower than expected revenues resulting in less coverage of fixed manufacturing costs and the increase in the consulting services personnel costs which increased the level of fixed costs charged against margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and six months ended April 4, 1998 totaled $3,199,000 and $6,048,000, representing an increase of approximately 28% and 24%, respectively, when compared to the same periods in fiscal 1997. The increases during the quarter and for the six months is a result of increased outside consulting charges and certain non-recurring engineering charges as well as increased depreciation expenses. The Company expects research and development expenses to continue to increase over the remainder of the year as the Company continues its on-going development efforts for enhancing its current products and for new product technology development.

SALES AND MARKETING EXPENSES

Sales and marketing expenses totaled $4,316,000 and $8,780,000 for three and six month periods ended April 4, 1998, representing an increase of approximately 15% and 10%, respectively, when compared to the same periods in fiscal 1997. The increases are primarily the result of additional headcount offset by decreased commissions as a result of lower revenue levels. Sales and marketing expenses are expected to continue to increase in absolute dollars over the remainder of the year reflecting increased headcount, commission expense and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $901,000 and $1,872,000 for the three and six month periods ended April 4, 1998 and were lower when compared to $1,075,000 and $2,103,000 for the same three and six month periods in fiscal 1997. The decrease is primarily due to decreased profit sharing expenses as a result of lower profit levels. General and administrative expenses are expected to remain relatively flat over the remainder of fiscal 1998.

INCOME TAXES

The Company's effective tax rate for the three and six month periods ended April 4, 1998 was 38% as compared to an effective tax rate of 37% for the same periods in fiscal 1997. The increase in the rate in 1998 is primarily attributable to the increase in non-deductible goodwill amortization as a percentage of pre-tax income when compared to the amounts recorded in 1997.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company has entered into hedging arrangements to mitigate the currency risk with respect to such transactions. Through April 4, 1998, such hedging arrangements have been immaterial to the Company operations.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS


Potential Fluctuations in Quarterly Results - The Company's quarterly operating
-------------------------------------------
results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Moreover, a significant portion of the Company's revenue may result, from shipments during the last few weeks of the quarter from orders generally received in the last month of the quarter. Any concentration of sales at the end of the quarter may limit the Company's ability to plan or adjust operating expenses and production and inventory levels. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. In addition, sales of individual systems with high average sales prices can constitute a significant percentage of the Company's quarterly revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will increase or that the Company will remain profitable in any future period.


Increased Sales and Development of the Company's Products - Substantially all of
---------------------------------------------------------
the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. The Company has seen a decline in such revenues and there can be no assurance the decline in these product's revenues will reverse. Increased sales of the Company's hardware-assisted simulation products for the verification of IC and system designs is expected to depend on the introduction of new simulation products and methodologies. Furthermore, increased sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design and simulation, the ability of hardware-assisted simulation systems to shorten the time of simulation of IC designs, continued industry acceptance of mixed-level hardware-assisted simulation. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability in the future.

In addition to the Company's simulation product line the Company has focused certain of its resources on its emulation product line. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. While the Company has seen increases in its emulation revenues, there can be no assurance that the product will adequately meet the requirements of the marketplace. In addition, there continues to be further development of the emulation product. As the Company continues to develop emulation products which are based on a new technology concept, there can be no assurance that the enhancement of current products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors including but not limited to the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company has or may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability.

In January 1998, the Company entered into a letter of intent to acquire certain technology and research and development expertise from Interra, Inc., and its affiliate, Delsoft India Pvt. Limited. In May 1998, the Company expects to complete the acquisition. While the Company expects that the technology acquired and the resources obtained in this transaction will assist the Company in meeting its new product introduction goals and deadlines, there can be no assurances that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurances that the resulting new products will adequately meet the requirements of the marketplace.


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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $21,044,000 at April 4, 1998 from $24,815,000 at September 27, 1997. The decrease was a result of $1,155,000 cash provided by operating activities offset by $3,017,000 used in investing activities and $1,909,000 of cash used in financing activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$525,000 during the first six months of fiscal 1998. The $1,155,000 cash provided by operations was primarily due to net income adjusted for depreciation and amortization, a decrease in accounts receivable and increases in income taxes payable and deferred revenues offset by increases in inventory, other assets and payments on accounts payable, accrued payroll and accrued commission balances.

Investing Activities - Net cash provided by investing activities for the six
--------------------
months ending April 4, 1998 was $3,068,000. The primary source of cash during this period was the net maturities of short-term investments totaling $5,455,000. The increase in cash equivalents from these maturities was the result of the investment in higher yielding cash equivalent securities rather than certain short-term investments. This source of cash from investment activities was offset by approximately $1,887,000 in capital expenditures and $500,000 related to the acquisition of Deerbrook Systems, Inc. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities  Net cash used in financing activities for the six months
--------------------
ended April 4, 1998 was primarily related to the net purchases of stock during the six-month period. During the six-month period, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through April 4, 1998, the Company had repurchased approximately 214,000 shares at a weighted-average per share price of $8.12. In addition, the Company repaid its remaining principal debt obligations totaling $350,000.

The Company's primary unused sources of funds at April 4, 1998 consisted of $11,170,000 of cash and cash equivalents, in addition to $9,874,000 of short-term investments. The Company believes that current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations, will be sufficient to finance its operations for at least the next twelve months.

                           PART II. OTHER INFORMATION


ITEMS 1-3      Not applicable

ITEM 4         Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on January 27, 1998.

The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:

                                                  FOR                               AGAINST
                                                  ---                               -------
Gerald S. Casilli                              7,289,467                             316,859
Lutz P. Henckels                               7,289,667                             316,659
Ramon A. Nunez                                 7,291,067                             315,259
James R. Oyler                                 7,290,367                             315,959
Glenn E. Penisten                              7,288,467                             317,859

The stockholders approved a proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1995 Stock Option Plan by 430,000 shares. The proposal received the following votes:

          FOR                      AGAINST                  ABSTENTIONS             BROKER NON-VOTES
          ---                      -------                  -----------             ----------------
       2,379,926                 2,262,177                     23,750                  2,940,473

The stockholders approved a proposal to increase automatically, on the first day of each fiscal year of the Company beginning on and after October 4, 1998, the maximum aggregate number of shares of Common Stock issuable under the Company's 1995 Stock Option Plan by that number of shares of Common Stock of the Company equal to 4.9% of the number of shares of the Company issued and outstanding on the last day of the preceding fiscal year. The proposal received the following votes:

          FOR                      AGAINST                  ABSTENTIONS             BROKER NON-VOTES
          ---                      -------                  -----------             ----------------
       2,439,812                 2,239,979                     30,073                  2,896,462

The stockholders approved a proposal to increase by 150,000 shares the maximum aggregate number of shares of Common Stock issuable under the Company's Employee Stock Purchase Plan. The proposal received the following votes:

          FOR                      AGAINST                  ABSTENTIONS             BROKER NON-VOTES
          ---                      -------                  -----------             ----------------
       4,285,909                   399,376                     24,579                  2,896,462

In addition, stockholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 3, 1998. The proposal received the following votes:

          FOR                      AGAINST                  ABSTENTIONS             BROKER NON-VOTES
          ---                      -------                  -----------             ----------------
       7,537,246                   45,026                     24,054                           0

ITEM 5  Not applicable

ITEM 6  Exhibits and Reports on Form 8-K


(a) INDEX TO EXHIBITS

Exh. No.                Documentation Description
-------                 -------------------------

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

Exh. No.                Documentation Description
-------                 -------------------------

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

Exh. No.                Documentation Description
-------                 -------------------------


10.21     The Company's 1995 Stock Option Plan, as amended.

10.22     The Company's 1996 Employee Stock Purchase Plan, as amended

27.1      Financial Data Schedule


(b) REPORTS ON FORM 8-K

          NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IKOS SYSTEMS, INC.
                                      -----------------
                                      Registrant


Date: May 11, 1998                     /s/ Joseph W. Rockom
                                      ------------------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer