Form 10-Q
period 1998-07-04
IKOS SYSTEMS INC
filed 1998-08-18
CIK 756365

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarter ended July 4, 1998 or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from __________ to __________

COMMISSION FILE NUMBER 0-18623

                                ---------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK $.01 PAR VALUE                    8,313,000
       ---------------------------
              (Title of Class)              (Outstanding as of July 4, 1998)

================================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                           QUARTER ENDED JULY 4, 1998


                                     INDEX
                                     -----



Part I:  Financial Information

         Item 1:  Financial Statements
                                                                          PAGE
                  Consolidated Balance Sheets at
                    July 4, 1998 and September 27, 1997...............       3

                  Consolidated Statements of Income
                    for the three and nine months ended
                    July 4, 1998 and June 28, 1997....................       4

                  Consolidated Statements of Cash Flows
                    for the nine months ended July 4, 1998
                    and June 28, 1997.................................       5

                  Notes to Consolidated Financial Statements..........       6

         Item 2:  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..       8


Part II:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K....................      15

         Signatures...................................................      18

                        PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                 July 4,            September 27,
                                                                  1998                   1997
                                                                --------               --------
                                                               (Unaudited)
                         ASSETS
Current assets:
     Cash and cash equivalents..............................      $5,544                 $9,486
     Short-term investments.................................       9,320                 15,329
     Accounts receivable (net of allowances for
         doubtful accounts of $776 and $501,
         respectively)......................................       9,638                 12,228
     Inventories............................................       4,197                  4,804
     Deferred taxes.........................................       3,450                  3,450
     Prepaid expenses and other assets......................         499                    659
                                                                --------               --------
            Total current assets............................      32,648                 45,956

     Equipment and leasehold improvements
         Office and evaluation equipment....................       4,416                  3,684
         Machinery and equipment............................       8,869                  7,328
         Leasehold improvements.............................         479                    337
                                                                --------               --------
                                                                  13,764                 11,349
           Less allowances for depreciation and
             amortization...................................      (8,808)                (7,080)
                                                                --------               --------
                                                                   4,956                  4,269
     Intangible assets (net of amortization of
         $2,649 and $1,681, respectively)...................       5,091                  4,626
     Deferred taxes.........................................       1,127                  1,127
     Other assets...........................................         379                    572
                                                                --------               --------
                                                                 $44,201                $56,550
                                                                ========               ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................      $3,923                 $3,073
     Accrued payroll and related expenses...................       2,339                  2,437
     Accrued commissions....................................         421                    742
     Income taxes payable...................................       1,319                  1,072
     Other accrued liabilities..............................       4,051                  1,551
     Deferred revenues......................................       6,100                  5,123
     Current portion of long-term debt......................          --                    350
                                                                --------               --------
            Total current liabilities.......................      18,153                 14,348

Accrued rent................................................         172                    212
Commitments
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000 shares
         authorized, none issued and outstanding............          --                     --
     Common stock, $.01 par value; 50,000 shares
         authorized, 8,313 and 8,579 shares
         issued and outstanding, respectively...............          83                     85
     Additional paid-in capital.............................      55,042                 57,442
     Accumulated deficit....................................     (29,249)               (15,537)
                                                                --------               --------
                                                                  25,876                 41,990
                                                                --------               --------
            Total stockholders' equity......................     $44,201                $56,550
                                                                ========               ========

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            Three Months Ended                         Nine Months Ended
                                                      ------------------------------               ------------------------
                                                       July 4,              June 28,               July 4,         June 28,
                                                        1998                 1997                   1998            1997
                                                      --------             --------               --------        --------
Net revenues
   Product                                              $5,090              $12,308                $23,334         $36,182
   Maintenance                                           3,334                2,121                  9,474           6,911
                                                      --------             --------               --------        --------
      Total net revenues                                 8,424               14,429                 32,808          43,093

Cost of revenues
   Product                                               4,473                2,771                  9,651           8,141
   Maintenance                                             420                  492                  1,428           1,379
                                                      --------             --------               --------        --------
      Total cost of revenues                             4,893                3,263                 11,079           9,520
                                                      --------             --------               --------        --------
      Gross profit                                       3,531               11,166                 21,729          33,573

Operating expenses:
   Research and development                              4,485                2,648                 10,533           7,508
   Sales and marketing                                   4,924                4,470                 13,704          12,428
   General and administration                            1,131                  832                  3,003           2,935
   Acquired in-process research and
      development and special charges                    7,600                7,002                  7,600           7,002
   Amortization of intangibles                             434                  315                  1,147             945
                                                      --------             --------               --------        --------
      Total operating expenses                          18,574               15,267                 35,987          30,818
                                                      --------             --------               --------        --------
Income (loss) from operations                          (15,043)              (4,101)               (14,258)          2,755

Other income (expense):
   Interest income                                         230                  344                    846             906
   Interest expense                                         --                   --                     --              --
   Other                                                    --                    6                     --              71
                                                      --------             --------               --------        --------
      Total other income                                   230                  350                    846             977
                                                      --------             --------               --------        --------

Income (loss) before provision for income taxes        (14,813)              (3,751)               (13,412)          3,732
Provision (benefit) or income taxes                       (230)              (1,407)                   300           1,386
                                                      --------             --------               --------        --------
      Net income (loss)                               ($14,583)             ($2,344)              ($13,712)         $2,346
                                                      ========             ========               ========        ========

Basic net income (loss) per share                       ($1.74)              ($0.28)                ($1.62)          $0.28
                                                      ========             ========               ========        ========
Common and common equivalent shares used
   in computing basic per share amounts                  8,392                8,457                  8,443           8,359
                                                      ========             ========               ========        ========

Dilutive net income (loss) per share                    ($1.74)              ($0.28)                ($1.62)          $0.26
                                                      ========             ========               ========        ========
Common and common equivalent shares used
   in computing dilutive per share amounts               8,392                8,457                  8,443           8,940
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

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                               ----------------------------
                                                                                July 4,            June 28,
                                                                                 1998               1997
                                                                               --------           --------
Operating activities:
   Net income (loss)......................................................     ($13,712)            $2,346
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization........................................        3,123              2,036
     Acquired in-process research and
         development and special charges..................................        7,600              7,002
     Gain on retirement of equipment......................................           --                  4
     Deferred taxes.......................................................           --                735
     Deferred rent........................................................          (40)               (17)

   Changes in operating assets and liabilities:
     Accounts receivable..................................................        2,590             (2,335)
     Inventories..........................................................          607             (1,170)
     Prepaid expenses and other current assets............................          160                (98)
     Other assets.........................................................          193               (295)
     Accounts payable.....................................................          850             (1,731)
     Accrued payroll and other expenses...................................          (98)              (212)
     Accrued commissions..................................................         (321)              (157)
     Income taxes payable.................................................          247                378
     Other accrued liabilities............................................          (50)               (33)
     Deferred revenues....................................................          977               (528)
                                                                               --------           --------
       Net cash provided by operating activities..........................        2,126              5,925

Investing activities:
   Purchases of equipment and leasehold improvements......................       (2,335)            (1,631)
   Acquisiton of Deerbrook Systems, Inc...................................         (500)                --
   Acquistion of Interra, Inc. technology.................................       (6,490)                --
   Purchase of Zycad Lightspeed technology................................           --             (4,500)
   Purchase of short-term investments.....................................      (11,623)           (22,078)
   Maturities of short-term investments...................................       17,632             22,931
                                                                               --------           --------
       Net cash used in investment activities.............................       (3,316)            (5,278)

Financing activities:
   Principal payments on long-term borrowings.............................         (350)              (750)
   Net sale (repurchase) of common stock..................................       (2,402)             1,885
                                                                               --------           --------
       Net cash provided by (used in) financing activities................       (2,752)             1,135
                                                                               --------           --------
Increase (decrease) in cash and cash equivalents..........................       (3,942)             1,782
Cash and cash equivalents at beginning of period..........................        9,486             10,590
                                                                               --------           --------
Cash and cash equivalents at end of period................................       $5,544            $12,372
                                                                               ========           ========

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements at July 4, 1998 and for the three and nine month periods ended July 4, 1998 and June 28, 1997, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 27, 1997 included in the Form 10-K as filed with the Securities and Exchange Commission on December 19, 1997. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month periods ended July 4, 1998 are not necessarily indicative of results expected for the full year.


2.   FISCAL YEAR

     The Company is on a 52-53 week fiscal year. Fiscal year 1998 is a 53-week year and the three-month period ending January 3, 1998 included the additional week for the fiscal year.


3.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):


                                          July 4,      September 27,
                                           1998            1997
                                     ----------------  ------------
     Raw materials                        $1,261          $1,979
     Work-in-process                       1,380           1,385
     Finished goods                        1,556           1,440
                                          ------          ------
                                          $4,197          $4,804
                                          ======          ======

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:



                                                                 Three Months Ended            Nine Months Ended
                                                              ----------------------------------------------------
                                                               July 4,        June 28,       July 4,      June 28,
                                                                1998            1997          1998          1997
                                                              --------       --------      --------       --------
BASIC EARNINGS PER SHARE:
Net income                                                    ($14,583)       ($2,344)     ($13,712)        $2,346
                                                              ========       ========      ========       ========

Weighted average common shares outstanding                       8,392          8,457         8,443          8,359
                                                              ========       ========      ========       ========
Basic net income per share                                      ($1.74)        ($0.28)       ($1.62)         $0.28
                                                              ========       ========      ========       ========
DILUTIVE EARNINGS PER SHARE:
Net income                                                    ($14,583)       ($2,344)     ($13,712)        $2,346
                                                              ========       ========      ========       ========
Number of shares used in computing per share amounts:
    Weighted average common shares outstanding                   8,392          8,457         8,443          8,359
    Common equivalent shares attributable to stock
      options (treasury stock method)                               --             --            --            581
                                                              --------       --------      --------       --------
Total weighted average common shares outstanding                 8,392          8,457         8,443          8,940
                                                              ========       ========      ========       ========
Dilutive net income per share                                   ($1.74)        ($0.28)       ($1.62)         $0.26
                                                              ========       ========      ========       ========



5.   TECHNOLOGY ACQUISITION

     In May 1998, the Company completed its acquisition of certain technology and research and development expertise from Interra, Inc. and its affiliate, Delsoft India Pvt. Limited. The purchase price paid including costs of the transaction was approximately $9,000,000. Through July 4, 1998, the Company has paid approximately $6,490,000 with the remaining $2,550,000 to be paid in three installments through November 1999. In connection with the acquisition, the Company has established a research and development facility in India. The Company recorded a charge of approximately $7,600,000 related to the acquired in-process research and development. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The underlying technology had no alternative use (in other research and development projects or otherwise) since the technology was acquired for the sole purpose of developing simulation and emulation products.

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


NET REVENUES

Net revenues for the three and nine months ended July 4, 1998 totaled $8,424,000 and $32,808,000, respectively, representing a decrease of approximately 42% and 24%, respectively from the same periods in fiscal 1997. The decreases were primarily the result of the decline in the sales of the Company's Voyager simulation product line due in part to delays in the introduction of new simulation products and increased focus on the Company's emulation product line and consulting services. In addition, due to the extended length of the Company's beta program with respect to its new emulation product, emulation revenues for the quarter decreased 67% from the previous year and 81% from the previous quarter. The unexpected length of the beta program prohibited the Company from shipping additional revenue units during the quarter. The Company is currently completing its beta program and expects to ship commercial product in the fourth quarter of fiscal 1998. Consulting services increased from approximately $448,000 and $1,690,000 during the three and nine months ended June 28, 1997 to over $802,000 and $3,756,000, respectively, for the same periods in 1998. The Company's aggressive pursuit of providing value added consulting service to new and existing customers is the main reason for the increases.

International sales for the three and nine months ended July 4, 1998 totaled $2,393,000 and $11,239,000, a decrease of approximately 50% and approximately 29%, respectively from the same periods in fiscal 1997. The decrease is due in part to the decline in sales activity in the Asian marketplace resulting from the economic issues in that location and also as a result of the overall decline in sales of the Company's simulation products.



GROSS PROFIT MARGINS

During the quarter, the Company recorded a charge to operations of approximately $2,300,000 for the write-off of excess and obsolete inventory primarily related to the Company's previous emulation products. Prior to the charge, gross profit margin for the three and nine month periods ended July 4, 1998 were approximately 69% and 73% of net revenues, respectively and are lower when compared to approximately 77% and 78%, respectively, for the same periods of fiscal 1997. In addition to the impact from the inventory write-off, the decrease in margins are a result of the lower than expected revenues resulting in less coverage of fixed manufacturing costs. In addition, the increase in the consulting services personnel costs which increased the level of fixed costs charged against margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and nine months ended July 4, 1998 totaled $4,485,000 and $10,533,000, representing an increase of approximately 69% and 40%, respectively, when compared to the same periods in fiscal 1997. The increases during the quarter and for the nine months is a result of increased outside consulting charges, additional costs associated with the implementation of the India research and development facility and certain non-recurring engineering charges as well as increased depreciation expenses. The Company expects research and development expenses to continue to increase over the remainder of the year as the Company continues its on-going development efforts for enhancing its current products and for new product technology development.


SALES AND MARKETING EXPENSES

Sales and marketing expenses totaled $4,924,000 and $13,704,000 for three and nine month periods ended July 4, 1998, representing an increase of approximately 10%, respectively, when compared to the same periods in fiscal 1997. The increases are primarily the result of additional headcount offset by decreased commissions as a result of lower revenue levels. Sales and marketing expenses are expected to continue to increase in absolute dollars over the remainder of the year reflecting increased headcount, commission expense and marketing expenses.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,131,000 and $3,003,000 for the three and nine month periods ended July 4, 1998 and were higher when compared to $832,000 and $2,935,000 for the same three and nine month periods in fiscal 1997. The increase is primarily a result of certain consulting and professional services received during the quarter and over the course of the year. General and administrative expenses are expected to remain relatively flat over the remainder of fiscal 1998.


INCOME TAXES

The Company's effective tax rate on the consolidated pretax loss for the three and nine month periods ended July 4, 1998 is 2% and (2%), respectively, compared to an effective tax rate of 37% on consolidated pretax income for the three and nine month periods ended June 28, 1997. The tax benefit for the three month period ended July 4, 1998 results from the overall loss reported for the quarter and expected for the full fiscal year. The tax provision for the nine months ended July 4, 1998 results from taxes on income in jurisdictions despite an overall loss. The effective tax rate for the nine months ended June 28, 1997 differs from the statutory rate primarily due to the tax benefits associated with its foreign sales corporation and research credits and tax costs associated with non deductible goodwill amortization and state income taxes.


OTHER

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales which are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of an identifiable foreign currency commitment. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through July 4, 1998, such hedging arrangements have been immaterial to the Company operations.

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

In May 1998, the Company completed its acquisition of certain technology and research and development expertise from Interra, Inc., and its affiliate, Delsoft India Pvt. Limited. While the Company expects that the technology acquired and the resources obtained in this transaction will assist the Company in meeting its new product introduction goals and deadlines, there can be no assurances that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurances that the resulting new products will adequately meet the requirements of the marketplace.

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

Dependence Upon Certain Suppliers - Certain key components used in the Company's
---------------------------------
products are presently available from sole or limited sources. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's operating results. The Company's systems use proprietary ASICs and FPGAs that are currently manufactured solely by American Microsystems, Inc. (''AMI'') and Xilinx, Inc. ("Xilinx"), respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $14,864,000 at July 4, 1998 from $24,815,000 at September 27, 1997. The decrease was a result of $2,126,000 cash provided by operating activities offset by $9,325,000 used in investing activities and $2,752,000 of cash used in financing activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$2,126,000 during the first nine months of fiscal 1998. The $2,126,000 cash provided by operations was primarily due to net loss adjusted for acquired in-process research and development, depreciation and amortization, a decrease in accounts receivable and inventory and increases in accounts payable, income taxes payable and deferred revenues offset by payments on, accrued payroll, accrued commission and other accrued balances.

Investing Activities - Net cash used in investing activities for the nine months
--------------------
ending July 4, 1998 was $3,316,000. The primary source of cash during this period was the net maturities of short-term investments totaling $6,009,000.
The increase in cash equivalents from these maturities was the result of the investment in higher yielding cash equivalent securities rather than certain short-term investments. This source of cash from investment activities was offset by approximately $2,335,000 in capital expenditures, $500,000 related to the acquisition of Deerbrook Systems, Inc. and $6,490,000 related to the acquisition of technology from Interra, Inc. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities - Net cash used in financing activities for the nine months
--------------------
ended July 4, 1998 was primarily related to the net purchases of stock during the nine-month period. During the nine-month period, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through July 4, 1998, the Company had repurchased approximately 386,500 shares at a weighted-average per share price of $6.92. In addition, the Company repaid its remaining principal debt obligations totaling $350,000.

The Company's primary unused sources of funds at July 4, 1998 consisted of $5,544,000 of cash and cash equivalents, in addition to $9,320,000 of short-term investments. The Company believes that current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations, will be sufficient to finance its operations for at least the next twelve months.

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

 2.2      Technology Purchase Agreement dated May 12, 1998 by and between the
          Company and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed May 20, 1998).

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

 3.5 By laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).

 4.1 Rights agreement dated as of January 27, 1992 between the Company and Manufacturers Hanover Trust Company of California, Rights Agent.
          (Incorporated by reference to Exhibit (C)1, in the Company's report on Form 8-K filed February 10, 1992).


Exh. No.                Documentation Description                                         Page
-------                 -------------------------                                         ----
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

Exh. No.                Documentation Description                                         Page
-------                 -------------------------                                         ----
10.20     Patent License Agreement dated December 22, 1993 between Massachusetts
          Institute of Technology and the Company (Incorporated by reference to
          Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended June 29, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

10.21 The Company's 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form
          10-Q for the quarter ended April 4, 1998).

10.22     The Company's 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.22 of the Company's quarterly report on Form
          10-Q for the quarter ended April 4, 1998).

27.1      Financial Data Schedule

(b) REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K on May 20, 1998, relating to the Technology Purchase Agreement by and between the Company and Interra, Inc. and the Consulting Assignment and Technology Use Restriction Agreement by and between the Company and the Principals of Interra. The Company described the acquisition under Item 2 of the report -- Acquisition or Disposition of Assets.



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



                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant



Date: August 14, 1998                 /s/ Joseph W. Rockom
                                      ---------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer