Form 10-K405
period 1998-10-03
IKOS SYSTEMS INC
filed 1998-12-21
CIK 756365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended October 3, 1998 or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from                 to


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The approximate aggregate market value of the registrant's Common Stock held by non-affiliates as of November 11, 1998, was approximately $27,886,982.

  As of November 11, 1998, approximately 8,748,857 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

  This report (excluding exhibits) contains 51 pages. The Index to Exhibits begins on Page 21 of this report.

                                    PART I

ITEM 1. BUSINESS

  FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN THIS REPORT, THE WORDS, "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. STOCKHOLDERS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS PERTAINING TO THE COMPANY INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE CONTAINED UNDER THE CAPTION, "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S PERIODIC REPORTS AND OTHER INFORMATION FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL EVENTS AND RESULTS MAY DIFFER MATERIALLY FROM THE COMPANY'S CURRENT EXPECTATIONS AND BELIEFS.

GENERAL

  IKOS Systems, Inc. (IKOS or the Company) develops, manufactures, markets, and supports hardware and software systems for the verification of integrated circuits (ICs). IKOS' mission is to help customers realize their high complexity electronic systems through innovative design verification solutions. IKOS differentiates its verification solutions with three technologies: hardware acceleration, emulation hardware, and software for compilation and integration of both emulation and acceleration hardware into the design flow. IKOS also provides services to customers to assist in the integration and deployment of IKOS solutions.

  The Company sells its products and services to a broad range of customers, including telecommunications, multimedia, semiconductor, computer, consumer electronics, and aerospace application segments. The Company's customers include Lucent Technologies, Motorola, NEC, STMicroelectronics, Siemens, LSI Logic, and Texas Instruments. Headquartered in Cupertino, California, IKOS has 3 development centers worldwide: Cupertino California, Waltham Massachusetts, and Noida India; in addition IKOS supports direct sales operations in North America, the United Kingdom, Scandinavia, France, Germany, and Japan. The Company has a distributor network covering the remainder of Europe and parts of Asia. IKOS is publicly traded on the Nasdaq National Market under the symbol IKOS. IKOS was incorporated in Delaware in May 1990.

BACKGROUND

  The electronic design automation (EDA) industry provides design automation tools and technology to the semiconductor industry. Verification and implementation are the largest segments in the EDA market and the Company is focused on the verification segment. The demand for design automation tools in this segment continues to grow at a faster rate than the EDA industry has been able to match. The fundamental drivers in this arena are the continuing trend toward increased design complexity, the inability of design engineering productivity to keep pace, and the resulting productivity gap. Using Moore's law, the Company expects a 58% compounded annual growth rate in design complexity while, under the same assumptions, the Company expects design engineering productivity to grow at only 21% annually. This creates an ever-widening productivity gap that EDA tool vendors seek to address.

  Design verification, which includes module verification, chip-level verification, system-level verification, and sign-off verification, is the assessment of the functionality and timing of a design prior to fabrication. It is a critical part of the design process with significant impact upon the design engineer's productivity. Customers estimate that up to 70% of their total design cycle time is spent in the verification phases. The Company is focused on selling products and solutions for the three of the four verification phases: chip level, system level and sign-off. As design sizes increase, the amount of testing required to thoroughly verify functionality also grows. As design size and time to market pressures increase, the throughput required for thorough verification of these high-complexity designs can exceed the performance capability of software simulators running on general purpose workstations. It is for this group of customers that the Company's accelerator and emulation products provide increased throughput that enables them to meet project schedules with a high degree of confidence in their designs.

COMPANY SOLUTIONS

  IKOS offers two different hardware technologies for verification: emulation and hardware accelerated simulation. The emulation technology is utilized primarily for system-level verification where simulation and hardware accelerated simulation fall short of meeting customers' verification requirements.

  The Company's emulation solutions are differentiated from the competition through the Company's patented VirtualWires technology. VirtualWires allows the Company to deliver the lowest cost, high capacity solution available in emulation today. The Company's VirtuaLogic and Avatar emulation products leverage the rapidly growing system-level verification requirements created by the growth in silicon complexity.

  The hardware accelerated simulation technology is used for chip-level and sign-off level verification and provides one to two orders of magnitude more performance than software simulation. These two hardware technologies are augmented with software technologies: compilation software and integration software and interfaces to support customer design flows with high performance verification.

  The Company further augments its simulation and emulation products with consulting services for on-site support and design verification expertise to help customers achieve project goals. Verification services allow the customer to outsource the work needed to integrate new verification products into their design flow or deliver new verification capabilities to the design team. These services allow the customer to invest and focus on what differentiates them while benefiting from the custom integration of high performance verification to their design flow.

MAINTENANCE AND SUPPORT

  The Company provides hardware and software maintenance and support on a contractual basis after the initial product warranty has expired. Hardware maintenance is provided on an on-site or on a return and repair basis. The Company also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software releases, if any, from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Maintenance revenues, as a percent of total revenues, represented 32% in fiscal 1998 and 17%, in fiscal 1997 and 1996.

COMPETITION

  In emulation mainly used for system-level verification, the Company's main competitors are Quickturn Design Systems, Inc. ("Quickturn") and Mentor Graphics Corporation ("Mentor"). Quickturn continues to be the market leader. Mentor Graphics offers emulation solutions in Europe and Asia but is currently enjoined from selling in the United States as a result of litigation initiated by Quickturn. The Quickturn and Mentor Graphics legal procedures have continued and now include Mentor's hostile takeover bid for Quickturn. In addition to its legal matters, Quickturn is also facing the difficult task of transitioning customers to new hardware. Quickturn announced their next generation emulator "Mercury" and the end of life of their current System Realizer product.

  Competitors in the chip-level and sign-off level verification market include software simulation providers such as Synopsys, Inc. ("Synopsys"), Mentor Graphics, and Cadence Design Systems, Inc. ("Cadence"). Hardware accelerated simulation providers include a new company entering the market this year, Axis Systems. For sign-off level verification the Company's strongest competition comes from static tools from providers such as: Chrysalis, Synopsys, and Cadence.

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

CUSTOMERS, MARKETING AND SALES

  IKOS sells its products to a broad range of companies including those in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization. The Company employs a technically-oriented sales force and application engineering team to serve the needs of existing and prospective customers. The Company's consulting services provide customers with a comprehensive solution that is tailored specifically to the needs of the design team. These services include education, application services, interface software support, custom library development and other on-site support through customized consulting partnerships to assist the customer in accomplishing key verification milestones.

  IKOS' direct sales strategy concentrates on those companies that it believes are key users and designers of complex ICs and IC-based systems for high-performance applications. For the fiscal year ended October 3, 1998, one customer Lucent Technologies, Inc., accounted for approximately 13% of net revenues. For the fiscal year ended September 27, 1997, one customer Lucent Technologies, Inc., accounted for approximately 11% of net revenues. For the year ended September 28, 1996, one distributor, Itochu & Co., Ltd. (Itochu) in Japan, accounted for approximately 12% of net revenues and one customer, S3 Inc., accounted for approximately 14% of net revenues.

  Direct Sales. IKOS currently maintains direct sales and support offices in the following states: Arizona, California, Illinois, Massachusetts, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary, IKOS K.K. and in central Europe through its wholly-owned subsidiary, ICOS Systems GmbH, and through its sales offices in France and England. Direct sales, including maintenance fees, accounted for over 95% of the Company's net revenues in fiscal 1998. Direct sales for fiscal 1997 and 1996 as a percentage of net revenues were 90% and 86%, respectively.

  Distributors. IKOS believes that international markets are an important source of the Company's revenues and while the bulk of its sales is through direct channels, the Company has developed distributor relationships in ten foreign countries in Europe and Asia. In fiscal 1997, the Company terminated its distributor relationship in Japan and began selling directly in that market. Revenues to distributors were less than 5% of the Company's net revenues for the fiscal year 1998. Distributor revenues for fiscal 1997 and 1996 as a percentage of net revenues were 10% and 14%, respectively.

  International Sales. International sales, including export sales and foreign operation net revenues, accounted for approximately 36%, 34% and 33% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. International revenues decreased as a result of decreases in Voyager sales and limited availability of emulation product for shipment during fiscal 1998. During fiscal 1997, the Company terminated its Japan distributor relationship and completed its transition to a direct sales channel in Japan. This transition resulted in less than expected revenues in Japan during the fiscal year. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems denominated in U.S. dollars only, the Company pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. With the exception of sales to customers through the Japan subsidiary, sales in all foreign countries are denominated in U.S. dollars. Sales through the Japan subsidiary are denominated in Japanese Yen. For those sales made in Japanese Yen, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales.

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

  The Company's research and product development organization included 100 engineers at October 3, 1998, of whom 80 were engaged principally in software development. During fiscal 1998, 1997 and 1996, the Company spent approximately $14.4 million, $10.7 million and $8.1 million, respectively, on research and development. During fiscal 1998, the Company also spent approximately $9.0 million acquiring technology from Interra, Inc. In addition to acquiring this technology, the Company also obtained the services of approximately 52 software engineers in establishing a research and development subsidiary in India. During 1997, the Company spent approximately $7.3 million, related to acquiring technology purchased from Zycad Corporation ("Zycad"). In 1996, the Company spent $9.6 million on in-process research and development in connection with the its acquisition of Virtual Machine Works, Inc. The Company's research and development costs, including costs of software development before technological feasibility, are expensed as incurred.

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

EMPLOYEES

  As of October 3, 1998, the Company employed a total of 256 persons, consisting of 119 in marketing, sales and support, 11 in manufacturing, 100 in research, development and engineering, and 26 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company's principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located on approximately 57,000 square feet of leased office building space in Cupertino, California. The lease on this facility expires September 2000, with options to extend the lease for up to nine years. In addition, the Company leases research and development and sales office space domestically in Arizona, California, Illinois, Massachusetts, New Hampshire, New Jersey and Texas and internationally in England, France, Germany and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

  The Company is party to third party subpoenas of certain information by both Mentor Graphics and Quickturn in Quickturn's patent infringement dispute with Mentor Graphics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is certain information with respect to age and background for each of the officers of the Company.

NAME                                  AGE       POSITION WITH THE COMPANY
----                                  ---       -------------------------
Gerald S. Casilli....................  59 Chairman of the Board


Ramon A. Nunez.......................  44 Chief Executive Officer, President and
                                          Director


Joseph W. Rockom.....................  59 Chief Financial Officer, Vice
                                          President of Finance and
                                          Administration, and Secretary


Daniel R. Hafeman....................  49 Vice President of Advanced Research
                                          and Chief Technical Officer


Stephen M. McLaughlin................  51 Vice President of Manufacturing


Lawrence A. Melling..................  41 Vice President of Business Development
                                          and Strategic Marketing


Robert Hum...........................  46 Senior Vice President of Product
                                          Operations


Nader Fathi..........................  39 Vice President of International Sales


Tom Gardner..........................  50 Vice President of North American Sales

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

  Mr. Melling has served as Vice President of Business Development and Strategic Marketing since December 1997. Prior to this, he was Vice President of Marketing from July 1993 to December 1997. From August 1990 to July 1993, Mr. Melling was Vice President of Technical Support. From 1983 until joining IKOS in 1985, Mr. Melling had been a system design engineer at Corvus Systems, a manufacturer of computer networking equipment. Prior to his relationship with Corvus Systems, he was a production and circuit engineer with Hewlett-Packard for four years.

  Mr. Hum was promoted to Senior Vice President of Product Operations in January of 1998. He came to IKOS as Vice President of Engineering in May of 1997 from Cadence Design Systems where he served in several senior business and technical management positions. Prior to joining Cadence, Mr. Hum held a variety of technical and business management roles during an 18-year tenure at Bell-Northern Research (NORTEL).

  Mr. Fathi was promoted to Vice President of International Sales in June 1998. Prior to joining IKOS, Mr. Fathi served in several sales, marketing, program management and customer support management positions at Cadence, Daisy (now part of Intergraph), Silicon General and Xerox Microelectronics Center.

  Mr. Gardner was promoted to Vice President of North American Sales in June 1998. Earlier, he held senior sales management positions in the eastern and central US regions during the last two years. Most recently he held the position of director of sales for the central region. Prior to joining IKOS, Mr. Gardner held sales and sales management positions with Mentor Graphics, Quickturn, Cadence and Zycad.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol IKOS. The following table sets forth, for the fiscal period indicated, the high and low closing sales prices for the Common Stock as reported by Nasdaq.

                                                                  HIGH     LOW
                                                                 ------- -------
       FISCAL 1997
         First Quarter.......................................... $23.875 $16.375
         Second Quarter.........................................  25.250  17.688
         Third Quarter..........................................  25.125  16.375
         Fourth Quarter.........................................  21.375  11.563
       FISCAL 1998
         First Quarter.......................................... $12.688 $ 5.688
         Second Quarter.........................................   8.750   6.500
         Third Quarter..........................................   7.625   3.500
         Fourth Quarter.........................................   3.656   1.313

  The approximate number of record holders of IKOS stock as of November 11, 1998 was 157. The approximate number of beneficial holders is estimated to be 4,000 as of that same date.

  The Company has never declared or paid cash dividends on its stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

  During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 5, 1998, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FISCAL YEARS ENDED
                                -----------------------------------------------
                                OCT. 3,   SEPT. 27, SEPT. 28, SEPT. 30, OCT. 1,
                                  1998      1997      1996      1995     1994
                                --------  --------- --------- --------- -------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net revenues..................  $ 40,893   $56,096   $45,341   $28,600  $21,636
Cost of revenues..............    14,734    12,452     9,852     7,139    5,930
                                --------   -------   -------   -------  -------
    Gross profit..............    26,159    43,644    35,489    21,461   15,706
Operating expenses............    49,516    42,495    36,070    18,063   14,904
                                --------   -------   -------   -------  -------
Income (loss) from
 operations...................   (23,357)    1,149      (581)    3,398      802
Other income..................     1,031     1,269     1,140       169      134
                                --------   -------   -------   -------  -------
Income (loss) before provision
 for income taxes and
 extraordinary credit.........   (22,326)    2,418       559     3,567      936
Provision (benefit)for income
 taxes........................     4,928     1,023    (1,892)      411       95
                                --------   -------   -------   -------  -------
Income (loss) before
 extraordinary credit.........   (27,254)    1,395     2,451     3,156      841
Extraordinary credit
 forgiveness of debt..........       --        --        --        --       664
                                --------   -------   -------   -------  -------
    Net income (loss).........  $(27,254)  $ 1,395   $ 2,451   $ 3,156  $ 1,505
                                ========   =======   =======   =======  =======
Basic net income (loss) per
 share:
  Income(loss) before
   extraordinary credit.......  $  (3.24)  $  0.17   $  0.33   $  0.56  $  0.16
  Extraordinary credit........       --        --        --        --      0.12
                                --------   -------   -------   -------  -------
    Basic net income (loss)
     per share................  $  (3.24)  $  0.17   $  0.33   $  0.56  $  0.28
                                ========   =======   =======   =======  =======
Weighted-average shares used
 in computing basic per share
 amounts......................     8,418     8,408     7,383     5,611    5,455
                                ========   =======   =======   =======  =======
Dilutive net income loss per
 share:
  Income (loss) before
   extraordinary credit.......  $  (3.24)  $  0.16   $  0.30   $  0.51  $  0.15
  Extraordinary credit........       --        --        --        --      0.12
                                --------   -------   -------   -------  -------
    Dilutive net income (loss)
     per share................  $  (3.24)  $  0.16   $  0.30   $  0.51  $  0.27
                                ========   =======   =======   =======  =======
Weighted-average shares used
 in computing dilutive per
 share amounts................     8,418     8,927     8,114     6,151    5,651
                                ========   =======   =======   =======  =======
CONSOLIDATED BALANCE SHEET
 DATA:
Working capital...............  $  5,492   $31,608   $27,919   $ 7,509  $ 3,850
Total assets..................    33,344    56,550    53,471    17,152   12,129
Long-term, debt, less current
 portion......................       --        --        350     1,300    2,151
Total stockholders' equity....    12,613    41,990    38,144     7,710    3,476

  Note: The net income (loss) per common share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share"

  See notes to consolidated financial statements, management discussion and analysis of financial condition and results of operations.

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

NATURE OF OPERATIONS

  The Company develops, manufactures, markets and supports hardware and software systems for the verification of integrated circuit designs. IKOS' mission is to help customers realize their high complexity products through innovative design verification solutions. The Company's products are designed to enable its customers to verify their designs more rapidly and accurately than existing software-based simulation tools. In 1996, the Company broadened its spectrum of verification solutions to extend from the design concept stage to the prototype stage by introducing its first emulation system. The Company commercially released its first emulation system in 1997 and has completely redesigned its original emulation product to the current two million gate emulation solution. The Company sells it products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization as the Company has direct sales operations throughout the United States and in the United Kingdom, France, Germany and Japan. The Company also has a distribution network covering the remainder of Europe and in parts of Asia. The Company recently opened a research and development operation in India.

NET REVENUES

  For the fiscal year ended October 3, 1998, net revenues decreased 27% from $56,096,000 in fiscal 1997 to $40,893,000 in fiscal 1998. The decrease was primarily the result of the decline in the sales of the Company's Voyager simulation product line which decreased approximately 52% from the previous year. The decrease in simulation revenues was due in part to delays in the introduction of new simulation products and increased focus on the Company's emulation product line and consulting services. In addition, the Company encountered a lengthy beta test program for its second-generation emulation product. Due to the extended length of the Company's beta program, emulation revenues were lower than expected for fiscal 1998 and flat with the previous year. The unexpected length of the beta program limited the Company's shipments of revenue producing units during the third quarter and fourth quarter of fiscal 1998. The Company completed its beta program and began to ship commercial product during the fourth quarter. Consulting services revenue increased from approximately $2,792,000 during the year ended September 27, 1997 to over $4,132,000 for fiscal 1998. The Company's aggressive pursuit of providing value added consulting services to new and existing customers is the main reason for the increase. However, while the Company has seen growth in this market segment, the Company has consolidated the services group with its technical support organization to better leverage the Company's higher margin product business. As a result, the growth realized in prior periods may not be indicative of revenue levels in future periods. Maintenance revenues continue to grow, increasing 35% over the previous year. The growth is primarily attributable to the current Voyager systems installed base and the beta release of the new emulation systems. In addition the Company has announced certain new products for its simulation system business which are expected to extend the life of current Voyager products, resulting in several customers who no longer had maintenance contracts with the Company, to renew such maintenance agreements.

  For the fiscal year ended September 27, 1997, net revenues increased 24% from $45,341,000 to $56,096,000. The increase was primarily due to increasing sales of the Company's Voyager systems (NSIM product), emulation products and increased consulting and maintenance revenues.

  International sales (export sales and sales shipped by the Company's Japan and European operations) were $14,532,000, $19,194,000 and $14,890,000 for fiscal years 1998, 1997 and 1996, respectively. These sales represent 36%, 34% and 33% of net revenues, respectively. International revenues decreased in absolute dollars by 25% in 1998 as a result of the decreases in Voyager sales and the limited availability of emulation products for shipment during fiscal 1998. The increases in international sales in 1997 were a result of the increasing sales of the Company's Voyager product offerings and increased economic demand, particularly in Europe. While the Company's international revenues were down for 1998, the Company believes this decline was primarily the result of its late commercial release of the latest emulation offering combined with the failure to release other new products during the fiscal year. The Company will continue to focus its efforts on the international market and expects that international sales will increase in 1999. There can be no assurances that international sales will increase to the extent anticipated.

  The Company first released its Voyager Series product, the VHDL software simulator (VS) in 1992 and has since released its mixed level simulator, its next generation hardware accelerator and its software gate level simulator. The Company entered the Verilog market with its Gemini product during 1995 and in early 1996 released its Voyager fault simulator (Voyager FS). The Company began commercial shipments of its new emulator product in the first quarter of fiscal 1997 and commercially released its second-generation emulator in the fourth quarter of fiscal 1998. While the Company has seen declines in its simulation business, the Company believes that its current new product offerings and future product offerings will result in simulation sales remaining flat in 1999 when compared to 1998. In addition, the commercial release of the Company's second-generation emulator is expected to result in increasing sales of emulation product. Although the Company believes its product offerings have been accepted very favorably, there can be no assurances that there will not be any new product offerings by competitors or changes in the marketplace that could have a materially adverse affect on the Company's sales and profits.

GROSS PROFIT

  Gross profit was $26,159,000, $43,644,000 and $35,489,000 or 64%, 78% and
78% of total net revenues for fiscal years 1998, 1997 and 1996, respectively. Gross margins during the year were lower as the Company recorded charges to operations of approximately $3,100,000 for the write-off of obsolete inventory related to the Company's emulation and simulation products. In addition to the impact from the inventory write-offs, the decrease in margins are a result of the lower than expected revenues resulting in less coverage of fixed manufacturing costs which include increased consulting services personnel costs. These decreases were offset by higher margins on maintenance revenues as maintenance costs did not grow at the same rate as the related revenues. The margins for fiscal 1997 were comparable with the previous year as the Company realized a slight increase in product margins as a result of continued sales of the higher margin products offset by a slightly lower margin on maintenance revenues. The Company expects margins to increase from the current year as the Company believes it will realize higher revenue levels, including sales of products with higher margins and recognize greater manufacturing efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses were $14,381,000, $10,740,000 and $8,146,000 in fiscal 1998, 1997 and 1996, respectively. As a percentage of net revenues, research and development expenses were 35%, 19% and 18% for fiscal 1998, 1997 and 1996, respectively. The increase as a percentage of net revenues in 1998 was a result of an increase in absolute dollars spent on research and development projects coupled with the reduction in net revenues. The increase in absolute dollars spent on research and development projects was primarily the result of increased spending on prototypes as the company executed on the completion of various new product projects, including its revamping of the original emulation technology. Also research and development spending increased due to increased consulting costs for various research and development projects, depreciation expenses and to a lesser degree salary and headcount increases. Overall spending also increased as a result of the establishment of the research and development facility in India. Research and development expenses increased in 1997 as a result of increased headcount and consulting fees for various research and development projects over the course of the entire year. The Company expects research and development expenses to increase in absolute dollars as the Company expects to continue its on-going research and development efforts for completion of its current and future product development projects. In addition, fiscal 1999 will have a full year of expenses from its new India facility as compared to a partial year in fiscal 1998.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses were $18,609,000, $17,516,000 and $14,483,000 in fiscal 1998, 1997 and 1996, or 46%, 31% and 32% of net revenues, respectively. The increase as a percentage of net revenues in fiscal 1998 was primarily the result of the reduction in net revenues. In addition, sales and marketing expenses increased approximately $1,100,000 as a result of increased salaries and commissions as well as increased spending, depreciation and travel expenses. The increased sales and marketing expenses in fiscal 1997 were primarily the result of increased headcount, commissions and international operations. The Company expects sales and marketing expenses to increase in absolute dollars in fiscal 1999 as the Company continues to expand its field application engineering resources and to support increased activities at its foreign locations.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses were $4,247,000, $3,777,000 and $3,420,000 for fiscal 1998, 1997 and 1996, or 10%, 7% and 8%, respectively.
General and administrative costs increased as a percentage of net revenues in 1998 primarily as a result of the reduction in net revenues. In addition, general and administrative expenses increased approximately $500,000 as a result of increased consulting expenses associated with the Company's recruiting efforts and new information systems implementation. General and administrative expenses for fiscal 1997 increased slightly over 1996 as a result of increased headcount and related expenses, annual focal increases and profit sharing expenses. General and administrative expenses are expected to increase in absolute dollars in fiscal 1999.

OTHER INCOME (EXPENSE)

  Net interest income in fiscal 1998 was $1,031,000, representing a 14% decrease from the $1,198,000 earned in 1997. The decrease was the result of the reduction of cash, cash equivalents, and short-term investments from $24,815,000 in fiscal 1997 to $15,682,000. The primary use of the interest income generating funds was the payment of approximately $6,490,000 to Interra in connection with the Company's acquisition of technology and the repurchase of approximately 387,000 shares of common stock for approximately $2,673,000. Net interest income in fiscal 1997 increased 18% over fiscal 1996 primarily as the result of higher average cash balances during fiscal 1997. In fiscal 1996, the Company completed two stock offerings netting proceeds of approximately $20,177,000.

PROVISION FOR INCOME TAXES

  For fiscal 1998, the Company did not recognize the tax benefit of its operating loss and recorded a tax provision of $4,928,000. The provision primarily consisted of the write down of the Company's net deferred tax assets because these deferred tax assets are not realizable on a more likely than not basis, as a result of the losses incurred in the current fiscal year. During fiscal 1997, the Company recorded a tax provision of $1,023,000, which primarily consisted of federal tax, state taxes, foreign taxes, and the impact of goodwill amortization. These were offset by research and development credits and the foreign sales corporation benefit. The $1,892,000 tax benefit recorded in fiscal 1996 was primarily attributable to the recognition of deferred tax assets for which no benefit was previously recognized, net operating losses utilized during fiscal 1996 and acquired research and development expenditures for which no tax benefit was available.

OTHER

  The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through October 3, 1998, such hedging arrangements have been immaterial to the Company operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  Potential Fluctuations in Quarterly Results--The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Moreover, a significant portion of the Company's revenue may result from shipments during the last few weeks of the quarter from orders generally received in the last month of the quarter. Any concentration of sales at the end of the quarter may limit the Company's ability to plan or adjust operating expenses and production and inventory levels. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. In addition, sales of individual systems with high average sales prices can constitute a significant percentage of the Company's quarterly revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will increase or that the Company will remain profitable in any future period.

  Increased Sales and Development of the Company's Products--Substantially all of the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. The Company has seen a decline in such revenues and there can be no assurance the decline in these product's revenues will reverse. Increased sales of the Company's hardware-assisted simulation products for the verification of IC and system designs are expected to depend on the introduction of new simulation products and methodologies. Furthermore, increased sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design and simulation, the ability of hardware-assisted simulation systems to shorten the time of simulation of IC designs and continued industry acceptance of mixed-level hardware-assisted simulation. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand, or even if such market expands that the Company's products will achieve the market acceptance required to maintain revenue growth and profitability in the future.

  In addition to the Company's simulation product line, the Company has focused certain of its resources on its emulation product line. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several hardware and software design issues with its initial emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its hardware and software design issues by completely redesigning the emulation product and has recently commercially released its second-generation emulation product. While the Company has seen favorable results with its latest release, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product, and as the Company continues to develop emulation products which are based on the new technology concept, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company has or may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability.

  In May 1998, the Company completed its acquisition of certain technology and research and development expertise from Interra, Inc., and its affiliate, Delsoft India Pvt. Limited. While the Company expects that the technology acquired and the resources obtained in this transaction will assist the Company in meeting its new product introduction goals and deadlines, the Company has significant development risk with respect to incorporating the acquired technology into current products or generating new products from such technology. Such effort will result in increased spending on research and development as the Company attempts to meet these goals and deadlines. There can be no assurances that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurances that the resulting new products will adequately meet the requirements of the marketplace.

  Competition--The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. The Company currently competes with traditional software verification methodologies, including product offerings sold by Cadence, Synopsis and Mentor Graphics. The Company's main competition for the sale of emulation systems is Quickturn. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

  New Products and Technological Change--The EDA industry is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation and emulation systems and to design, develop and support its future simulation and emulation products on a timely basis. These efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. For example, all of the Company's current products operate in, and planned future products will operate in, the Unix operating environment, an industry standard in the EDA market. In the event that another operating system, such as Windows NT, becomes an industry standard, the Company may be required to port its products to such new standard. In addition, the Company's simulation systems generally accept designs in the broadly accepted hardware description language, Verilog-XL, which Cadence has developed and made available to the Company. In the event Cadence adopts a less cooperative stance toward the Company in the future, the Company's systems may not be able to accept designs based on Verilog-XL and the Company may be required to develop software to accept designs of other hardware description languages. The inability to accept designs in Verilog-XL may materially adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations for any particular quarter.

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

  The Company generally purchases these components, including semiconductor memories used in the Company's simulator and emulator hardware, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of its source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to production difficulties and quality variations that may be experienced by these suppliers. Therefore, the Company's reliance on its sole and limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from such suppliers have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain components or subassemblies in sufficient quantities or quality or on favorable pricing or delivery terms, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

  Customer Concentration--A relatively limited number of customers have historically accounted for a substantial portion of the Company's net revenues. During fiscal 1998, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 45%, 52% and 65%, respectively, of the Company's net revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on the Company's results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that such increases will occur.

  Year 2000 Considerations--The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As such there is the risk that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such recognition, could result in miscalculations, classifications errors or system failures. The Company has taken steps to review, update or confirm such update of all of the systems (IT and Non IT) which use date-sensitive computerized information used in its operations, including its current products, vendor and customer systems. The Company has completed its assessment and testing for Year 2000 compliance within its current product lines and all future products are being designed and tested to be Year 2000 compliant. The costs associated with this assessment and testing have been immaterial and have not materially impacted other non-Year 2000 IT projects. The Company has completed its assessments of its significant third party systems, including its IT systems and other vendor systems and believe such systems are in compliance. The Company is currently in the process of performing its testing of such systems to confirm compliance. The Company does not believe that the costs incurred to date or expected to be incurred in the future in addressing this matter are material to the Company's operating results. However, if the Company has failed to adequately address any of its systems or if its vendor or customer systems fail to adequately address this risk, the Company's financial condition and results of operations could be adversely affected. The Company currently does not have a contingency plan completed and is currently reviewing initial drafts of such plans. Accordingly, the Company will continue to devote the necessary resources to the issue.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $15,682,000 at October 3, 1998 from $24,815,000 at September 27, 1997. The decrease was a result of $3,482,000 cash provided by operating activities offset by $10,225,000 used in investing activities (excluding short-term investment activities) and $2,390,000 of cash used in financing activities.

  Operating Activities--The Company's operating activities provided cash of $3,482,000 during fiscal 1998, $7,161,000 during fiscal 1997, and $10,411,000 in fiscal 1996. The $3,482,000 cash provided by operations was primarily due to net loss adjusted for special charges, depreciation and amortization, deferred tax assets adjustments, a decrease in accounts receivable and inventory and increases in accounts payable, income taxes payable and deferred revenues offset by payments on accrued payroll. For fiscal 1997, the net cash provided by operating activities primarily resulted from the net income adjusted for special charges related to the Zycad technology purchase plus depreciation and amortization offset by increases in accounts receivable, inventory and a decrease in accounts payable. For fiscal 1996, net cash provided by operating activities resulted primarily from net income adjusted for the purchase of in-process research and development related to the purchase of VMW plus depreciation and amortization partially offset by the adjustment for deferred tax assets. In addition, the increase was impacted by increases in accounts payable, accrued payroll and related expenses, income taxes, and deferred revenues offset by increases in accounts receivable and inventories.

  Investing Activities--Net cash used in investing activities for fiscal 1998, 1997 and 1996 was $2,413,000, $10,172,000 and $28,042,000, respectively. The primary use of cash during fiscal 1998 consisted of approximately $3,235,000 in capital expenditures, $500,000 related to the acquisition of Deerbrook Systems, Inc. and $6,490,000 related to the acquisition of technology from Interra, Inc. This use of cash for investment activities was offset by the net maturities of short-term investments totaling $7,812,000. The primary uses of cash during fiscal 1997, was the $7,289,000 paid for the acquisition of technology from Zycad and capital expenditures of approximately $2,192,000. For fiscal 1996, a significant use of cash resulted from the acquisition of VMW which totaled $10,712,000 and capital expenditures totaling $3,142,000. The purchases and maturities of short-term investments resulted in a net use of cash in the amount $14,188,000 for investment purposes in fiscal 1996. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations. The Company expects continued capital expenditures during fiscal 1999 as expected headcount additions will require additional computers and engineering workstations.

  Financing Activities--Net cash used in financing activities for the year ended October 3, 1998, was $2,390,000 and was primarily related to the net purchases of stock during the year. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through October 3, 1998, the Company had repurchased approximately 386,500 shares at a weighted-average per share price of $6.92. In addition, the Company repaid its remaining principal debt obligations totaling $350,000. During fiscal 1997 and 1996, the Company's financing activities provided cash of $1,907,000 and $20,916,000, respectively. Cash provided from financing activities during fiscal 1997 were primarily related to proceeds of $2,451,000 from the exercise of options to purchase common stock under the Company's stock option and purchase plans. Such proceeds were offset by the payment of $750,000 on outstanding debt obligations. During fiscal 1996, the Company completed two public stock offerings, issuing approximately 1,743,000 shares of common stock while receiving net proceeds of approximately $20,177,000.

  The Company's primary unused sources of funds at October 3, 1998 consisted of $8,165,000 of cash and cash equivalents, in addition to $7,517,000 of short-term investments. The Company is in the process of obtaining a general working line of credit and equipment line of credit. While these arrangements are not yet in place, the Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months and such financing arrangement will further assist the Company in funding its operating, investing and financing activities. There can be no assurances that such financing will be available on terms favorable or acceptable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of October 3, 1998, the Company's investment portfolio consists of money market funds, certificates of deposits, U.S. corporate overnight securities, commercial paper and other corporate obligations generally due within one year. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, the Company places investments with high credit quality issues and limits the amount of credit exposure to any one issuer. These securities, which approximate $12,720,000 and have an average interest rate of approximately 5%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of the Company to hold these investments until maturity, the Company believes that if a significant change in interest rates were to occur, it would not have a material effect on the Company's financial condition, although there can be no assurance of this.

  In addition to its cash equivalents and short-term investments, the Company enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge includes the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. As such, the impact of exchange rate changes on these contracts is offset by the impact of the changes in the rate on the underlying transactions. Therefore, any market risks associated with these contracts and related underlying transactions are deemed minimal. As of October 3, 1998, the Company had six foreign forward contract outstanding covering approximately $865,000 of the Company's yen designated receivables maturing within a year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Financial Statements and Schedules, and the report of the independent auditors appear on pages F-1 through F-17 and S-1 of this Form 10-K.

  The Company's Supplementary Data--Unaudited Selected Quarterly Financial Data appears on F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information contained on pages 4 and 5 of the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held January 22, 1999, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement") with respect to the directors of the Company is incorporated herein by reference. Information with respect to executive officers of the Company is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following financial documents of the Registrant are filed as part of this report:

    (1) Financial Statements:

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................  F-1

Consolidated Balance Sheets, October 3, 1998 and September 27, 1997.......  F-2

Consolidated Statements of Operations for the fiscal years ended October
 3, 1998, September 27, 1997 and September 28, 1996.......................  F-3

Consolidated Statements of Stockholders' Equity for the fiscal years ended
 October 3, 1998,
 September 27, 1997 and September 28, 1996................................  F-4

Consolidated Statements of Cash Flows for the fiscal years ended October
 3, 1998, September 27, 1997 and September 28, 1996.......................  F-5

Notes to Consolidated Financial Statements................................  F-6

    (2) Financial Statement Schedule:

                                                                            PAGE
                                                                            ----
Schedule II--Valuation and Qualifying Accounts............................. S-1

  All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto which are included herein.

    (3) Exhibits:

      See Index to Exhibits beginning on Page 21 of this report.

  (b) The Company filed no reports on Form 8-K during the fourth quarter ended October 3, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IKOS Systems, Inc.

                                                     /s/ Ramon Nunez
                                          _____________________________________
                                                      Ramon Nunez,
                                           Chief Executive Officer, President
                                                      and Director
                                                    December 16, 1998

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

  /s/ Ramon Nunez                    Chief Executive Officer,      December 16, 1998
____________________________________  President and Director
   (Ramon Nunez)

  /s/ Gerald S. Casilli              Chairman of the Board         December 16, 1998
____________________________________
   (Gerald S. Casilli)

  /s/ Joseph W. Rockom               Vice President of Finance     December 16, 1998
____________________________________  and Administration and
   (Joseph W. Rockom)                 Chief Finance Officer
                                      (Principal Accounting and
                                      Financial Officer) and
                                      Secretary

  /s/ James R. Oyler                 Director                      December 16, 1998
____________________________________
   (James R. Oyler)

  /s/ Glenn E. Penisten              Director                      December 16, 1998
____________________________________
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


  21.1    List of Subsidiaries


  23.1    Consent of Ernst & Young LLP, Independent Auditors


  24.1    Power of Attorney (Included on page 20 of this report)


  27.1    Financial Data Schedule

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
IKOS Systems, Inc.

  We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc., as of October 3, 1998 and September 27, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 3, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc., at October 3, 1998 and September 27, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended October 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
October 27, 1998

                               IKOS SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       OCTOBER 3, SEPTEMBER 27,
                                                          1998        1997
                                                       ---------- -------------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $  8,165    $  9,486
  Short-term investments..............................     7,517      15,329
  Accounts receivable (net of allowances for doubtful
   accounts of $801 and $501, respectively)...........     6,033      12,228
  Inventories.........................................     3,816       4,804
  Deferred income taxes...............................       --        3,450
  Prepaid expenses and other assets...................       536         659
                                                        --------    --------
    Total current assets..............................    26,067      45,956
Equipment and leasehold improvements
  Office and evaluation equipment.....................     4,876       3,684
  Machinery and equipment.............................     9,201       7,328
  Leasehold improvements..............................       587         337
                                                        --------    --------
                                                          14,664      11,349
    Less allowances for depreciation and
     amortization.....................................    (9,342)     (7,080)
                                                        --------    --------
                                                           5,322       4,269
Intangible assets (net of amortization of $303 and
 $1,681, respectively)................................     1,559       4,626
Deferred income taxes.................................       --        1,127
Other assets..........................................       396         572
                                                        --------    --------
                                                        $ 33,344    $ 56,550
                                                        ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $  4,789    $  3,073
  Accrued payroll and related expenses................     1,854       2,437
  Accrued commissions.................................       801         742
  Income taxes payable................................     1,185       1,072
  Other accrued liabilities...........................     4,350       1,551
  Deferred revenues...................................     7,596       5,123
  Other...............................................       --          350
                                                        --------    --------
    Total current liabilities.........................    20,575      14,348
Accrued rent..........................................       156         212

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares
   authorized, none issued and outstanding............       --          --
  Common stock, $.01 par value; 50,000 shares
   authorized, 8,797 and 8,611 shares issued and 8,361
   and 8,579 outstanding, respectively................        87          85
  Additional paid-in capital..........................    58,775      58,014
  Treasury stock, at cost, 436 shares in 1998 and 32
   in 1997............................................    (3,144)       (341)
  Accumulated translation adjustment..................      (314)       (231)
  Accumulated deficit.................................   (42,791)    (15,537)
                                                        --------    --------
    Total stockholders' equity........................    12,613      41,990
                                                        --------    --------
                                                        $ 33,344    $ 56,550
                                                        ========    ========

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                         OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                            1998        1997          1996
                                         ---------- ------------- -------------
Net revenues
  Product..............................   $ 27,724     $46,350       $37,619
  Maintenance..........................     13,169       9,746         7,722
                                          --------     -------       -------
    Total net revenues.................     40,893      56,096        45,341
Cost of revenues
  Product..............................     12,952      10,745         8,422
  Maintenance..........................      1,782       1,707         1,430
                                          --------     -------       -------
    Total cost of revenues.............     14,734      12,452         9,852
                                          --------     -------       -------
    Gross profit.......................     26,159      43,644        35,489
Operating expenses:
  Research and development.............     14,381      10,740         8,146
  Sales and marketing..................     18,609      17,516        14,483
  General and administration...........      4,247       3,777         3,420
  Acquired in process research and
   development and special charges.....      7,600       9,202         9,600
  Amortization of intangibles..........      4,679       1,260           421
                                          --------     -------       -------
    Total operating expenses...........     49,516      42,495        36,070
                                          --------     -------       -------
Income (loss) from operations..........    (23,357)      1,149          (581)
Other income (expense):
  Interest income......................      1,031       1,198         1,058
  Interest expense.....................        --          --            (42)
  Other................................        --           71           124
                                          --------     -------       -------
    Total other income.................      1,031       1,269         1,140
                                          --------     -------       -------
Income (loss) before provision
 (benefit) for income taxes and
 extraordinary credit..................    (22,326)      2,418           559
Provision (benefit) for income taxes...      4,928       1,023        (1,892)
                                          --------     -------       -------
  Net income (loss)....................   $(27,254)    $ 1,395       $ 2,451
                                          ========     =======       =======
Earnings (loss) per share:
Basic net income (loss)................   $  (3.24)    $  0.17       $  0.33
                                          ========     =======       =======
Weighted-average shares used in
 computing basic per share amounts.....      8,418       8,408         7,383
                                          ========     =======       =======
Dilutive net income (loss).............   $  (3.24)    $  0.16       $  0.30
                                          ========     =======       =======
Weighted-average shares used in
 computing dilutive per share amounts..      8,418       8,927         8,114
                                          ========     =======       =======

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                          COMMON STOCK  TREASURY STOCK  ADDITIONAL    ACCUMULATED                     TOTAL
                          ------------- --------------   PAID-IN      TRANSLATION     ACCUMULATED STOCKHOLDERS'
                          SHARES AMOUNT SHARES AMOUNT    CAPITAL   GAINS AND (LOSSES)   DEFICIT      EQUITY
                          ------ ------ ------ -------  ---------- ------------------ ----------- -------------
Balance at September 30,
 1995...................  5,886   $59     --     $ --    $27,025         $   9         $(19,383)    $  7,710
Issuance of stock under
 employee benefit
 plans..................    437     4     --       --      1,589           --               --         1,593
Issuance of stock in
 connection with stock
 offerings..............  1,743    18     --       --     20,159           --               --        20,177
Issuance of stock and
 warrants in connection
 with the acquisition of
 VMW....................    113     1     --       --      5,198           --               --         5,199
Income tax benefit from
 stock options
 exercised..............    --    --      --       --      1,048           --               --         1,048
Net accumulated
 translation losses.....    --    --      --       --        --            (34)             --           (34)
Net income..............    --    --      --       --        --            --             2,451        2,451
                          -----   ---    ----  -------   -------         -----         --------     --------
Balance at September 28,
 1996...................  8,179    82     --       --     55,019           (25)         (16,932)      38,144
Net issuance of stock
 under employee benefit
 plans..................    432     3     (32)    (341)    2,995           --               --         2,657
Net accumulated
 translation losses.....    --    --      --       --        --           (206)             --          (206)
Net income..............    --    --      --       --        --            --             1,395        1,395
                          -----   ---    ----  -------   -------         -----         --------     --------
Balance at September 27,
 1997...................  8,611    85     (32)    (341)   58,014          (231)         (15,537)      41,990
Net issuance of stock
 under employee benefit
 plans..................    186     2     (17)    (130)      761           --               --           633
Acquisition of treasury
 stock..................    --    --     (387)  (2,673)      --            --               --        (2,673)
Net accumlated
 translation losses.....    --    --      --       --        --            (83)             --           (83)
Net loss................    --    --      --       --        --            --           (27,254)     (27,254)
                          -----   ---    ----  -------   -------         -----         --------     --------
Balance at October 3,
 1998...................  8,797   $87    (436) $(3,144)  $58,775         $(314)        $(42,791)    $ 12,613
                          =====   ===    ====  =======   =======         =====         ========     ========

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS IN THOUSANDS
                                 (IN THOUSANDS)

                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                         OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                            1998        1997          1996
                                         ---------- ------------- -------------
Operating activities:
  Net income............................  $(27,254)   $  1,395      $  2,451
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization.......     7,189       2,775         1,583
    Accumulated translation
     adjustments........................       (83)       (206)          (34)
    Special charges.....................     7,600       9,202         9,600
    Gain (loss) on retirement of
     equipment..........................       --            4            27
    Deferred income taxes...............     4,577         735        (5,312)
    Deferred rent.......................       (56)        (25)          (14)
Changes in operating assets and
 liabilities:
  Accounts receivable...................     6,195      (3,035)       (3,147)
  Inventories...........................       988      (1,290)       (2,186)
  Prepaid expenses and other current
   assets...............................       123        (122)         (266)
  Other assets..........................       176        (367)          (92)
  Accounts payable......................     1,716      (1,702)        3,162
  Accrued payroll and other expenses....      (583)         31         1,211
  Accrued commissions...................        59          17            28
  Income taxes payable..................       113        (673)        2,571
  Other accrued liabilities.............       249         254            16
  Deferred revenues.....................     2,473         168           813
                                          --------    --------      --------
    Net cash provided by operating
     activities.........................     3,482       7,161        10,411
Investing activities:
  Purchases of equipment and leasehold
   improvements.........................    (3,235)     (2,192)       (3,142)
  Purchase of Deerbrook Systems, Inc....      (500)        --            --
  Purchase of Interra, Inc. technology..    (6,490)        --            --
  Purchase of Zycad technology..........       --       (7,289)          --
  Purchase of Virtual Machine Works,
   Inc..................................       --          --        (10,712)
  Purchase of short-term investments....   (14,047)    (30,347)      (25,393)
  Maturities of short-term investments..    21,859      29,656        11,205
                                          --------    --------      --------
    Net cash used in investment
     activities.........................    (2,413)    (10,172)      (28,042)
Financing activities:
  Principal payments on long-term
   borrowings...........................      (350)       (750)         (888)
  Net sale of common stock..............       633       2,657        21,804
  Acquisition of treasury stock.........    (2,673)        --            --
                                          --------    --------      --------
    Net cash provided by (used in)
     financing activities...............    (2,390)      1,907        20,916
                                          --------    --------      --------
Increase (decrease) in cash and cash
 equivalents............................    (1,321)     (1,104)        3,285
Cash and cash equivalents at beginning
 of period..............................     9,486      10,590         7,305
                                          --------    --------      --------
Cash and cash equivalents at end of
 period.................................  $  8,165    $  9,486      $ 10,590
                                          ========    ========      ========
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes............  $    337    $    311      $    704
  Cash paid for interest................       --          --       $     42
Supplemental disclosure of noncash
 financing activities:
  Issuance of commons stock under
   employee benefit plans in exchange
   for common stock.....................  $    130    $    341           --

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 3, 1998

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

  Fiscal year: The Company is on a 52-53 week fiscal year. Accordingly, October 3, 1998, September 27, 1997 and September 28, 1996 are the fiscal year-ends for 1998, 1997 and 1996, respectively. Fiscal year 1998 is a 53 week fiscal year.

  Cash equivalents and short-term investments: All liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents and are stated at cost, which approximates their fair value. At October 3, 1998, cash equivalents consisted of money market funds, certificates of deposits and U.S. corporate overnight securities. Short-term investments are stated at cost, which approximates market, and consist primarily of commercial paper and other corporate obligations all due within one year. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

  Under Statements of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings. At October 3, 1998, all securities are designated as held to maturity.

  The fair values for marketable debt securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying values as of October 3, 1998 and September 27, 1997.

  The following is a summary of held-to-maturity securities at October 3, 1998 and September 27, 1997 (in thousands):

                                                       OCTOBER 3, SEPTEMBER 27,
                                                          1998        1997
                                                       ---------- -------------
     U.S. Treasury Securities.........................   $  982      $   167
     U.S. Corporate Securities........................    2,910       14,481
     Mortgage-Backed Securities.......................    3,625        2,417
                                                         ------      -------
                                                         $7,517      $17,065
                                                         ======      =======
     Amounts included in short-term investments.......   $7,517      $15,329
                                                         ======      =======
     Amounts included in cash and cash equivalents....   $  --       $ 1,736
                                                         ======      =======

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998

  Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value). Inventories consist of the following (in thousands):

                                                        OCTOBER 3, SEPTEMBER 27,
                                                           1998        1997
                                                        ---------- -------------
     Raw materials.....................................   $1,520      $1,979
     Work-in-process...................................    1,163       1,385
     Finished goods....................................    1,133       1,440
                                                          ------      ------
                                                          $3,816      $4,804
                                                          ======      ======

  Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease, if shorter.

  Goodwill and software development costs and other long-lived assets: The Company periodically reviews and evaluates its recorded goodwill and other long-lived assets for proper valuation of the intangible asset. During the fourth quarter of 1998, the Company evaluated and concluded that based on the strategic changes and the current form of the emulation technology, the original technology acquired from Virtual Machine Works, Inc. (VMW) would no longer be used, and thus, the unamortized intangibles associated with the original transaction were written off. The Company recorded a charge to operations of approximately $3,200,000. There were no write-downs of intangibles in fiscal 1997 or 1996.

  The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For the three fiscal years ended October 3, 1998 capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements. For fiscal 1998, 1997 and 1996, all previously capitalized costs had been amortized.

  Revenue recognition: Product revenues, which include licensing and software revenues, are generally recognized on shipment, provided that no significant vendor or post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. Insignificant vendor and post-support obligations are accrued upon shipment. Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months. Revenue recognized under consulting arrangements are generally recognized upon the achievement of agreed upon milestones.

  Warranty: The Company warrants products sold to customers for ninety days from shipment. A provision for the estimated future cost of warranty is recorded upon shipment.

  Employee stock plans: The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for its fixed cost stock option plans or its associated stock purchase plan when the exercise price is equal to the fair value on the date of grant. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation."

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates related to the useful lives of fixed assets, allowances for doubtful accounts and customer returns, inventory write-downs, other reserves and income tax valuation allowances. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

  Translation of foreign currencies: For foreign operations with the local currency as the functional currency, the translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gains or losses resulting from translation are included in stockholders' equity in the accompanying balance sheets. The Company also recognizes foreign currency transaction gains and losses at a result its international operations. Such gains or losses are charged to operations and have been immaterial to the Company's operating results.

  Derivative Financial Instruments: The Company enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge includes the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. As such, the impact of exchange rate changes on these contracts is offset by the impact of the changes in the rate on the underlying transactions. Therefore, any market risks associated with these contracts and related underlying transactions are deemed minimal. As of October 3, 1998, the Company had six foreign forward contract outstanding covering approximately $865,000 of the Company's yen designated receivables maturing within one year.

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  Net income per share: During fiscal 1998, the Company adopted the Financial Accounting Standards Board "(FASB) Statement of Financial Accounting Standards No. 128, Earnings Per Share." The overall objective of the Statement No. 128 is to simplify the calculation of earnings per share by excluding the dilutive effect of stock options and warrants from the "basic" earnings per share calculation. Dilutive per share data is computed using the weighted-average common and dilutive common equivalent shares outstanding. All earnings (loss) per share data for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and dilutive per share data:

                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                         OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                            1998        1997          1996
                                         ---------- ------------- -------------
BASIC EARNINGS (LOSS) PER SHARE:
 Net Income (loss)......................  $(27,254)    $1,395        $2,451
                                          ========     ======        ======
 Weighted-average common shares
  outstanding...........................     8,418      8,408         7,383
                                          ========     ======        ======
 Basic net income (loss) per share......  $  (3.24)    $ 0.17        $ 0.33
                                          ========     ======        ======
DILUTIVE EARNINGS (LOSS) PER SHARE:
 Net Income (loss)......................  $(27,254)    $1,395        $2,451
                                          ========     ======        ======
 Weighted-average common shares
  outstanding...........................     8,418      8,408         7,383
 Common equivalent shares attributable
  to options (treasury stock method)....       --         519           731
                                          --------     ------        ------
 Total weighted-average common shares
  outstanding...........................     8,418      8,927         8,114
                                          ========     ======        ======
 Dilutive net income (loss) per share...  $  (3.24)    $ 0.16        $ 0.30
                                          ========     ======        ======

  Outstanding options to purchase approximately 1,681,000, 779,000, and 655,000 shares, for the fiscal years 1998, 1997 and 1996, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

  Impact of recently Issued Accounting Standards: In June 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements and is expected to be first reflected in the Company's first quarter 1999 interim financial statements. The adoption of SFAS 130 is not expected to materially impact the Company's results of operation or financial position.

  In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for the way public enterprises report information in annual statements and financial reports regarding operating segments, products, services, geographic areas, and major customers. SFAS 131 will be first reflected in the Company's 1999 Annual Report. The adoption of SFAS 131 is not expected to materially impact the Company's results of operation or financial position.

  In March 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Obtained for Internal Use" ("SOP 98-1"), which provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SO 98-1 is not expected to materially impact the Company's results of operation or financial position.

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations or its financial position.

  Reclassifications: Certain items in the fiscal 1997 and 1996 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2. ACQUISITIONS

  Virtual Machine Works, Inc.: In May 1996, the Company completed the acquisition of VMW, a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,712,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. The transaction was treated as a purchase; accordingly the purchase price was allocated to the tangible assets acquired, goodwill and liabilities assumed at their fair market values using a risk adjusted discounted cash flows approach. In connection, with the acquisition, the Company recorded a charge of approximately $9,600,000 for the acquisition of in-process research and development during the third quarter of fiscal 1996. During 1998, the Company abandoned the original technology. As such, the Company recorded a charge to operations to write-off the remaining unamortized value of the intangible. Prior to the write-off, the Company recorded amortization of $977,000 relating to capitalized intangible assets in fiscal 1998 amortization of $1,260,000 and $421,000 in fiscal 1997 and 1996, respectively.

  Zycad Corporation: In April and August 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for approximately $7,600,000 in cash. The technology acquisition was charged to operations.

  Interra, Inc.: In May 1998, the Company acquired certain technology and research and development expertise from Interra, Inc. and its affiliate, Delsoft India Pvt. Limited. The purchase price paid, including costs of the transaction, was approximately $9,000,000. Through November 30, 1998, the Company has paid approximately $7,340,000 with the remaining $1,700,000 to be paid in two equal installments through November 1999. The Company recorded a charge of approximately $7,600,000 related to the acquired technology to in-process research and development. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development of the technology, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The underlying technology had no alternative use (in other research and development projects or otherwise) since the technology was acquired for the sole purpose of developing simulation and emulation products. In connection with the technology acquisition, the Company recorded as an asset approximately $1,400,000 for the acquired workforce and other intangibles, which are to be amortized over 8 years.

3. LONG-TERM DEBT

  Racal-Redac Agreement--In July 1993, the Company and Racal-Redac, Inc. ("Racal") amended the May 1991 Technology Transfer and Joint Development Agreement which provided for the exchange of certain VHDL technologies and for the joint ownership in certain Racal technology for cash, common stock and future payments based on future sales. Under the terms of the July agreement the original agreement was amended to require payments of $3,600,000 (payable over four years) in lieu of the future payments based on product sales. As of October 3, 1998 all amounts had been paid in full.

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


4. COMMITMENTS

  Non-cancelable operating leases include building leases, which expire in September 2000. The Company has the option to renew its building lease at its principal offices for up to an additional nine years, commencing in September 2000, at the fair market value at the time of renewal. The Company subleased certain facilities through April of fiscal 1997. Sublease rental income was approximately $67,000 and $122,000 in fiscal 1997, and 1996, respectively.

  Rent expense approximated $1,633,000, $1,153,000, and $975,000 in fiscal 1998, 1997 and 1996, respectively.

4. COMMITMENTS

  Future minimum payments under non cancelable operating leases at October 3, 1998 are as follows (in thousands):

     FISCAL YEAR                                                          AMOUNT
     -----------                                                          ------
     1999................................................................  1,163
     2000................................................................    816
     Total............................................................... $1,979

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

  Stock Repurchase: During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 5, 1998, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96.

  VMW Acquisition: In connection with the acquisition of VMW, the Company granted options to purchase approximately 84,000 shares of common stock in exchange for VMW options. The option prices range from $0.85--$2.54 and are included in the grants in the table below. In connection with the acquisition, the Company also issued warrants to purchase 25,000 shares of common stock at $23.50 per share in return for professional services rendered. These warrants, which were valued at approximately $200,000, are included as consideration in connection with the acquisition. These warrants expire on April 19, 2001.

  At October 3, 1998, options to purchase approximately 16,000 shares of common stock and warrants to purchase 25,000 shares of common stock remain outstanding. The Company has reserved approximately 41,000 shares of common stock for issuance in connection with these options and warrants.

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  Stock option plans: In 1988, the Company established a Stock Option Plan (the Plan) which provides for the granting of options to employees or directors to purchase shares of the Company's common stock. During fiscal 1996, the Company replaced the 1988 Stock Option Plan by establishing the 1995 Stock Option Plan (the "1995 Plan"). The terms of the 1995 Plan are similar to the 1988 Plan. Any shares remaining available for grant under the 1988 Plan were converted to the 1995 Plan, and an additional 750,000 shares were reserved for future grants under the 1995 Plan. During 1997 and 1998, an additional 450,000 and 430,000 shares were reserved for future grants under the 1995 Plan, respectively. In connection with its 1997 Annual Shareholders meeting, the Company obtained approval whereby on the first day of each fiscal year of the Company beginning after October 4, 1998, the maximum aggregate number of shares of common stock issuable under the Company's 1995 plan will increase automatically by that number of shares of common stock of the Company equal to 4.9% of the number of shares of the Company issued and outstanding on the last day of the preceding fiscal year.

  In December 1997, the Board of Directors authorized the Company to offer all employees the opportunity to cancel certain previously granted options in exchange for new options with new vesting and expiration terms at the then fair market value prices of $5.75 per share. In connection with this offer, options to purchase 891,035 shares of common stock with a weighted-average price of $15.68 were exchanged for new options.

  In September 1998, the Board of Directors authorized the Company to offer all employees the opportunity to cancel certain previously granted options in exchange for new options with three year cliff vesting and a three year expiration term at the then fair market value prices of $1.78 per share. In connection with this offer, options to purchase 531,022 shares of common stock with a weighted-average price of $6.93 were exchanged for new options.

  The following table summarizes the activity for the stock option plans (in thousands, except per share data):

                                            OPTIONS AND RIGHTS OUTSTANDING
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       ----------------------------------------
                                        NUMBER     AGGREGATE         PRICE
                                       OF SHARES EXERCISE PRICE    PER SHARE
                                       --------- -------------- ---------------
Balance at September 30, 1995.........   1,206      $  5,386    $ 0.350- 13.250
  Granted.............................     863        11,115      0.850- 28.375
  Exercised...........................    (419)       (1,424)     0.350- 11.125
  Forfeitures.........................     (85)         (580)     0.850- 18.500
                                        ------      --------
Balance at September 28, 1996.........   1,565        14,497      0.850- 28.375
  Granted.............................     658        12,912     12.500- 25.125
  Exercised...........................    (339)       (1,756)     0.850- 19.125
  Forfeitures.........................    (400)       (8,018)     0.850- 28.375
                                        ------      --------
Balance at September 27, 1997.........   1,484        17,635      0.850- 28.375
  Granted.............................   2,232        10,329      1.438- 12.688
  Exercised...........................     (88)         (359)     0.850-  6.000
  Forfeitures.........................  (1,707)      (19,748)     0.850- 28.375
                                        ------      --------
Balance at October 3, 1998............   1,921      $  7,857    $ 0.850-$28.375
                                        ======      ========

                               IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  The following table summarizes information about options outstanding at October 3, 1998:

                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       ----------------------------------------- ----------------------------
                                      WEIGHTED-
                          NUMBER       AVERAGE                      NUMBER
                        OUTSTANDING   REMAINING     WEIGHTED-     EXERCISABLE    WEIGHTED-
       RANGE OF        AT OCTOBER 3, CONTRACTUAL     AVERAGE     AT OCTOBER 3,    AVERAGE
    EXERCISE PRICES        1998      LIFE (YEARS) EXERCISE PRICE     1998      EXERCISE PRICE
   -----------------   ------------- ------------ -------------- ------------- --------------
   $ 0.8500-$ 1.7500       282,757       9.77         $ 1.72          8,177        $ 0.85
     1.7813-  1.7813       529,772       9.94           1.78            --            --
     1.8125-  5.5000       334,884       6.61           3.91        262,105          3.94
     5.7500-  5.8750       576,067       9.21           5.75        154,069          5.75
     6.0000-  9.2500       178,799       8.48           8.20         62,295          8.66
    11.1250- 25.0000        19,450       7.84          17.59          2,402         13.28
                         ---------                                  -------
   $ 0.8500-$25.0000     1,921,729       8.96         $ 4.09        489,048        $ 5.11
                         =========                                  =======

  Exercisable options were approximately 489,000, 593,000 and 544,000 at fiscal year end for 1998, 1997 and 1996, respectively. At October 3, 1998, there were no shares that were exercised and subject to repurchase.

  Vesting provisions with respect to the Stock Option Plans are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee's six-month employment date and ratably thereafter in monthly installments over three and one-half years. At October 3, 1998, options to purchase approximately 489,000 shares of common stock were vested.

  Included in the table above are options to purchase approximately 73,000 shares of common stock which were granted outside of the Plans during fiscal 1995. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the plan. At October 3, 1998, options to purchase approximately 13,000 shares of common stock remain outstanding.

  Total shares reserved for grant under option plans total 3,773,000 (excluding options subject to grant under the Outside Directors Stock Option Plan), of which approximately 3,578,000 shares were granted, leaving approximately 195,000 shares available for grant at October 3, 1998.

  The Company has reserved 2,150,000 shares of common stock for future issuance under the stock option plans for outstanding options and options available for grant at October 3, 1998 and 13,000 shares of common stock for future issuance of shares granted outside of the option plan.

  1995 Outside Directors Stock Plan: The Company's 1995 Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in June 1995 and approved in February 1996. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors Plan. As of October 3, 1998, 52,500 shares had been granted to Directors under the plan and are included in the table presented above.

  1996 Stock Purchase Plan: In fiscal 1996, the 1996 Employee Stock Purchase Plan (ESPP) was approved and 100,000 shares of common stock was reserved for issuance under this plan. The ESPP provides that substantially all employees may purchase stock at 85% of its fair value on certain specified dates via a payroll deduction plan. During 1998, the maximum aggregate number of shares of common stock issuable under the Company's ESPP was increased by 150,000. Through October 3, 1998, approximately 180,680 shares have been

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998

issued under this plan. A summary of stock purchased under the plan is shown below (in thousands, except employee participants).

                                                       1998     1997     1996
                                                     -------- -------- --------
     Aggregate purchase price....................... $475,659 $961,294 $197,479
     Shares purchased...............................   97,768   64,138   18,774
     Employee participants..........................      132      146       59

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

                                          OPTIONS               ESPP
                                     -------------------  -------------------
                                     1998   1997   1996   1998   1997   1996
                                     -----  -----  -----  -----  -----  -----
     Expected life (years)..........  3.57   2.65   2.67    0.5    0.5    0.5
     Expected stock price
      volatility.................... 70.98% 66.23% 67.04% 65.22% 68.19% 68.09%
     Risk-free interest rate........  5.47%  6.03%  5.92%  5.58%  5.82%  5.71%

  For pro forma purposes, the estimated fair value of the Company's stock based awards to employees is amortized over the options' vesting period (for options) and the six month purchase period (for stock purchased under the
ESPP). The weighted-average fair value of stock options and employee stock purchase rights granted during 1998 was $2.31 and $3.93 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $8.62 and $7.53 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1996 was $6.29 and $5.85 per share, respectively.

  The Company's pro forma information follows (in thousands, except per share amounts):

                                                        1998     1997     1996
                                                      --------  -------  ------
     Net income--as reported......................... $(27,254) $ 1,395  $2,451
     Net income (loss)--pro forma....................  (30,242)  (1,113)  1,480
     Net income per share--as reported...............    (3.24)    0.16    0.30
     Net income (loss) per share--pro forma..........    (3.59)   (0.13)   0.18

  Because SFAS 123 is applicable only to awards granted subsequent to October 1, 1995, its pro forma effect will not be fully reflected until approximately 2000.

6. EMPLOYEE SAVINGS AND INVESTMENT PLAN

  During fiscal 1996, the Company amended its 401(k) savings and investment plan in which all employees, at least 21 years of age, are eligible to participate. The amended plan allows for the Company to make matching

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998

contributions based on an employee's elective deferrals. For fiscal 1998, the matching contributions may not exceed $1,800 per employee, and through October 3, 1998, the matching contributions were approximately $299,000 for fiscal 1998, and $304,000 in fiscal 1997 and $62,000 in fiscal 1996.

7. INCOME TAXES

  The tax provision (benefit) for continuing operations consists of the following (in thousands):

                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                             1998        1997          1996
                                          ---------- ------------- -------------
   Federal:
     Current.............................   $  --       $ (283)       $ 2,591
     Deferred............................    3,584         740         (4,326)
                                            ------      ------        -------
                                             3,584         457         (1,735)
   State:
     Current.............................      --           35            273
     Deferred............................      993          (5)          (987)
                                            ------      ------        -------
                                               993          30           (714)
   Foreign:
     Current.............................      351         536            557
                                            ------      ------        -------
                                            $4,928      $1,023        $(1,892)
                                            ======      ======        =======

  Pretax income (loss) from foreign operations was ($775,000) in 1998, $1,330,000 in 1997 and $680,000 in 1996.

  A reconciliation between the Company's effective tax rate and the U.S. statutory rate of 35% follows (in thousands):

                                                  FISCAL YEAR ENDED
                                        --------------------------------------
                                        OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                           1998        1997          1996
                                        ---------- ------------- -------------
   Tax provision at U.S. statutory
    rate...............................  $(7,814)     $  846        $   196
   Benefit of operating loss
    carryforwards......................      --          --          (4,756)
   Change in valuation allowance.......    4,595         --             --
   Operating loss not benefited........    6,328         --             --
   Research and development credit.....      --         (229)        (1,263)
   In process research and
    development........................      --          --           3,264
   Goodwill amortization...............    1,468         442            143
   Foreign taxes.......................      351         139            261
   Foreign sales corporation benefit...      --         (181)           --
   Other individually immaterial
    items..............................      --          (13)            83
   State taxes.........................      --           19            180
                                         -------      ------        -------
                                         $ 4,928      $1,023        $(1,892)
                                         =======      ======        =======

  As of October 3, 1998, the Company had federal and state net operating loss carryforwards of approximately $10,400,000 and $4,223,000, respectively. The Company also had federal and California research and

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998

development tax credit carryforwards of approximately $1,765,000 and $1,074,000, respectively. The Company also has federal alternative minimum tax credit carryforwards of approximately $260,000. The net operating loss and federal research credit carryforwards will expire at various dates beginning in 2001 through 2013, if not utilized. The California research credit carryforwards and alternative minimum tax credit carryforwards have no expiration date.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

  Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                      OCTOBER 3, SEPTEMBER 27,
                                                         1998        1997
                                                      ---------- -------------
   Deferred tax assets:
     Net operating loss carryforwards................  $  3,964     $ 2,079
     Research credits and alternative minimum tax
      credit.........................................     2,711         965
     Capitalized software............................       250         500
     Deferred revenue................................     2,209       1,655
     Purchased technology............................     6,073       3,073
     Accrued expenses and reserves...................     3,698       1,931
                                                       --------     -------
       Total deferred tax assets.....................    18,905      10,203
       Valuation allowance for deferred tax assets...   (18,905)     (5,626)
                                                       --------     -------
   Net deferred tax assets...........................  $    --      $ 4,577
                                                       ========     =======

  As of October 3, 1998, the Company had fully offset deferred tax assets by a valuation allowance. Management believes that such net deferred tax assets are not realizable on a more likely than not basis. The valuation allowance increased by $13,279,000 and $2,096,000 for the years ended October 3, 1998 and September 27, 1997, respectively. Approximately $4,500,000 of the valuation is attributable to stock options which will be credited to equity when realized.

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

                              IKOS SYSTEMS, INC.

                                OCTOBER 3, 1998


  Total international sales by geographic region, including export sales and foreign net revenues, are as follows (in thousands):

                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          OCTOBER 3, SEPTEMBER 27, SEPTEMBER 28,
                                             1998        1997          1996
                                          ---------- ------------- -------------
     Far East............................  $ 4,912      $ 6,228       $ 7,012
     Europe..............................    9,620       12,966         7,878
                                           -------      -------       -------
                                           $14,532      $19,194       $14,890
                                           =======      =======       =======

  In fiscal 1998, one customer, Lucent Technologies, accounted for approximately 13% of net revenues. In fiscal 1997, one customer, Lucent Technologies, Inc., accounted for approximately 11% of net revenues. For the fiscal year ended September 28, 1996, one customer, S3, Inc., and one distributor, Itochu & Co. Ltd., accounted for 14% and 12% of net revenues, respectively.

9. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                  FISCAL QUARTERS ENDED
                                          --------------------------------------
                                          JAN. 3,  APRIL 4,  JULY 4,    OCT. 3,
                                            1998     1998      1998      1998
                                          -------- --------- --------  ---------
Net revenues............................  $12,065   $12,319  $  8,424  $  8,085
Gross profit............................    9,052     9,146     3,531     4,430
Total operating expenses................    8,620     8,793    18,574    13,529
Income (loss) from operations...........      432       353   (15,043)   (9,099)
Net income (loss).......................      467       404   (14,583)  (13,541)

Basic income (loss) per share...........  $  0.05   $  0.05  $  (1.74) $  (1.62)
                                          =======   =======  ========  ========
Weighted-average sharesused in computing
 per share amounts......................    8,501     8,435     8,392     8,346
                                          =======   =======  ========  ========
Dilutive income (loss) per share........  $  0.05   $  0.05  $  (1.74) $  (1.62)
                                          =======   =======  ========  ========
Common and common equivalent Weighted-
 average shares used in computing per
 share amounts..........................    8,713     8,695     8,392     8,346
                                          =======   =======  ========  ========
                                                  FISCAL QUARTERS ENDED
                                          --------------------------------------
                                          DEC. 28, MARCH 29, JUNE 28,  SEPT. 27,
                                            1996     1997      1997      1997
                                          -------- --------- --------  ---------
Net revenues............................  $14,189   $14,475  $ 14,429  $ 13,003
Gross profit............................   11,076    11,331    11,166    10,071
Total operating expenses................    7,894     7,657    15,267    11,677
Income (loss) from operations...........    3,182     3,674    (4,101)   (1,606)
Net income..............................    2,175     2,515    (2,344)     (951)

Basic income per share..................  $  0.26   $  0.30  $  (0.28) $  (0.11)
                                          =======   =======  ========  ========
Weighted-average shares used in
 computing per share amounts............    8,241     8,378     8,457     8,553
                                          =======   =======  ========  ========
Dilutive income per share...............  $  0.25   $  0.28  $  (0.28) $  (0.11)
                                          =======   =======  ========  ========
Weighted-average shares used in
 computing per share amounts............    8,856     8,984     8,457     8,553
                                          =======   =======  ========  ========

                                                                     SCHEDULE II

                               IKOS SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT CHARGED TO            BALANCE AT
                                     BEGINNING  COSTS AND  DEDUCTIONS    END
                                     OF PERIOD   EXPENSES  WRITE-OFFS OF PERIOD
                                     ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
  Year ended September 28, 1996.....    $171       $100      $ --        $271
                                        ====       ====      =====       ====
  Year ended September 27, 1997.....    $271       $230      $ --        $501
                                        ====       ====      =====       ====
  Year ended October 3, 1998........    $501       $300      $ --        $801
                                        ====       ====      =====       ====

3920-AR-98