Form 10-Q
period 1999-01-02
IKOS SYSTEMS INC
filed 1999-02-08
CIK 756365

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended January 2, 1999 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-18623


                             ----------------------


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
                                 (408) 255-4567




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.01 Par Value                 8,231,000
         ---------------------------
               (Title of Class)        (Outstanding as of January 2, 1999)

================================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                         QUARTER ENDED January 2, 1999


                                     INDEX
                                     -----



Part I:  Financial Information


         Item I:  Financial Statements

                                                                          Page

                  Consolidated Balance Sheets at
                    January 2, 1999 and October 3, 1998................      3

                  Consolidated Statements of Income
                    for the three months ended January 2, 1999
                    and January 3, 1998................................      4

                  Consolidated Statements of Cash Flows
                    for the three months ended January 2, 1999
                    and January 3, 1998................................      5

                  Notes to Consolidated Financial Statements...........      6

         Item 2:  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations...      8

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K.....................     16

     Signatures........................................................     20


                               IKOS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              January 2,   October 3,
                                                                1999         1998
                                                             -----------  -----------
          ASSETS                                             (unaudited)
Current assets:
 Cash and cash equivalents.................................    $  7,668     $  8,165
 Short-term investments....................................       5,252        7,517
 Accounts receivable (net of allowances for
  doubtful accounts of $801 and $801, respectively)........       8,466        6,033
 Inventories...............................................       5,565        3,816
 Prepaid expenses and other assets.........................         610          536
                                                               --------     --------
    Total current assets...................................      27,561       26,067

 Equipment and leasehold improvements
  Office and evaluation equipment..........................       4,978        4,876
  Machinery and equipment..................................       9,529        9,201
  Leasehold improvements...................................         688          587
                                                               --------     --------
                                                                 15,195       14,664
    Less allowances for depreciation and amortization......      (9,931)      (9,342)
                                                               --------     --------
                                                                  5,264        5,322
 Intangible assets (net of amortization of
  $406 and $303, respectively).............................       1,456        1,559
 Other assets..............................................         362          396
                                                               --------     --------
                                                                $34,643     $ 33,344
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..........................................    $  4,999     $  4,789
 Accrued payroll and related expenses......................       2,410        1,854
 Accrued commissions.......................................         907          801
 Income taxes payable......................................       1,184        1,185
 Other accrued liabilities.................................       3,260        4,350
 Deferred revenues.........................................       9,431        7,596
                                                               --------     --------
    Total current liabilities..............................      22,191       20,575

Accrued rent...............................................         134          156
Commitments
Stockholders' equity:
 Preferred stock, $.01 par value; 10,000 shares
  authorized, none issued and outstanding..................          --           --
 Common stock, $.01 par value; 50,000 shares
   authorized, 8,797 and 8,797 shares issued and
   8,231 and 8,361 outstanding, respectively...............          87           87
 Additional paid-in capital................................      58,751       58,775
 Treasury stock, at cost, 566 shares in 1999 and
  436 in 1998..............................................      (3,551)      (3,144)
 Accumulated translation adjustment........................        (230)        (314)
 Accumulated deficit.......................................     (42,739)     (42,791)
                                                               --------     --------
    Total stockholders' equity.............................      12,318       12,613
                                                               ========     ========
                                                                $34,643      $33,344

                 See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)



                                                                     Three Months Ended
                                                                 ------------- ------------
                                                                  January 2,    January 3,
                                                                     1999          1998
                                                                 ------------- ------------
Net revenues
    Product....................................................       $7,613        $9,082
    Maintenance................................................        3,731         2,983
                                                                 ------------- ------------
        Total net revenues.....................................       11,344        12,065

Cost of revenues
    Product....................................................        1,969         2,455
    Maintenance................................................          846           558
                                                                 ------------- ------------
        Total cost of revenues.................................        2,815         3,013
                                                                 ------------- ------------
        Gross profit...........................................        8,529         9,052

Operating expenses:
    Research and development...................................        3,015         2,849
    Sales and marketing........................................        4,604         4,464
    General and administration.................................          903           971
    Amortization of intangibles................................          103           336
                                                                 ------------- ------------
        Total operating expenses...............................        8,625         8,620
                                                                 ------------- ------------
Income (loss) from operations..................................          (96)          432

Other income (expense):
    Interest income............................................          148           320
                                                                 ------------- ------------
Income before provision for income taxes.......................           52           752
Provision for income taxes.....................................           --           285
                                                                 ------------- ------------
        Net income.............................................          $52          $467
                                                                 ============= ============

Basic net income per share.....................................        $0.01         $0.05
                                                                 ============= ============

Weighted-average common shares used
    in computing basic per share amounts.......................        8,302         8,501
                                                                 ============= ============

Dilutive net income per share..................................        $0.01         $0.05
                                                                 ============= ============
Common and common equivalent shares used
    in computing dilutive per share amounts....................        8,644         8,713
                                                                 ============= ============

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                    -----------------------
                                                                                    January 2,   January 3,
                                                                                       1999         1998
                                                                                      -------      -------
Operating activities:
 Net income................................................................           $    52      $   467
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization............................................               692          792
  Deferred rent............................................................               (22)         (14)

 Changes in operating assets and liabilities:
  Accounts receivable......................................................            (2,433)       1,853
  Inventories..............................................................            (1,749)        (944)
  Prepaid expenses and other current assets................................               (74)          38
  Other asset..............................................................                34         (270)
  Accounts payable.........................................................               210         (493)
  Accrued payroll and other expenses.......................................               556          338
  Accrued commissions......................................................               106         (254)
  Income taxes payable.....................................................                (1)         594
  Other accrued liabilities................................................            (1,006)       1,146
  Deferred revenues........................................................             1,835       (1,271)
                                                                                      -------      -------
   Net cash provided by (used in) operating activities.....................            (1,800)       1,982

Investing activities:
 Purchases of equipment and leasehold improvements.........................              (531)        (542)
 Purchase of Deerbrook Systems, Inc........................................                --         (500)
 Purchase of short-term investments........................................            (1,596)      (2,476)
 Maturities of short-term investments......................................             3,861        9,512
                                                                                      -------      -------
   Net cash provided by investment activities..............................             1,734        5,994

Financing activities:
 Principal payments on long-term borrowings................................                --         (350)
 Net repurchase of common stock............................................              (431)      (1,796)
                                                                                      -------      -------
   Net cash used in financing activities...................................              (431)      (2,146)

Increase (decrease) in cash and cash equivalents...........................              (497)       5,830
Cash and cash equivalents at beginning of period...........................             8,165        9,486

Cash and cash equivalents at end of period.................................           $ 7,668      $15,316
                                                                                      =======      =======

                 See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements at January 2, 1999 and for the three month periods ended January 2, 1999 and January 3, 1998, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 3, 1998 included in the Form 10-K as filed with the Securities and Exchange Commission on December 21, 1998. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three-month period ended January 2, 1999 are not necessarily indicative of results expected for the full year.

2.       Fiscal Year

         The Company is on a 52-53 week fiscal year. Fiscal year 1998 was a 53-week year and the three-month period ending January 3, 1998 included the additional week for the fiscal year.

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                                    January 2,     October 3,
                                                       1999           1998
                                                     -------        -------

                   Raw materials                      $1,241        $ 1,520
                   Work-in-process                     1,261          1,163
                   Finished goods                      3,063          1,133
                                                     -------        -------
                                                      $5,565        $ 3,816
                                                     =======        =======

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       Net Income Per Share

         The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 342,000 and 212,000 incremental common shares attributable to outstanding options for the first quarter.

5.       Comprehensive Income

         The Company has adopted the Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company is from foreign currency translation adjustments. Comprehensive income for the first fiscal quarters ended January 2, 1999 and January 3, 1998 was $136,000 and $277,000, respectively and included $84,000 and $190,000 of accumulated translation adjustments, respectively.

6.       Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for the way public enterprises report information in annual statements and financial reports regarding operating segments, products, services, geographic areas, and major customers. SFAS 131 will be first reflected in the Company's 1999 Annual Report. The adoption of SFAS 131 is not expected to materially impact the Company's results of operation or financial position

         In March 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Obtained for Internal Use" ("SOP 98-1"), which provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SO 98-1 is not expected to materially impact the Company's results of operation or financial position.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"), which is required to be adopted in years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations or its financial position.

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

Net Revenues

Net revenues for the first quarter of fiscal 1999 totaled $11,344,000, a decrease of approximately 6% from the same quarter in fiscal 1998. The decrease was primarily the result of a decline in the sales of the Company's Voyager product line, which was partially offset due to, increases in revenues from emulation products and increased maintenance revenues. Fewer units of the Voyager product were shipped during the quarter when compared to the same period in fiscal 1998, however, shipment levels were comparable to the previous quarter. The Company continued to increase its focus on its emulation product line. Emulation systems which were in an extended beta period through most of the fourth quarter of fiscal 1998, began to ship at increased levels during the first quarter of fiscal 1999 resulting in increased revenue levels when compared to fiscal 1998 and the prior quarter.

Maintenance revenues for the first quarter of fiscal 1999 totaled $3,731,000, an increase of 25% over the same period from a year ago. The increase is primarily attributable to the current Voyager systems installed base and the increasing base of its new emulation systems. In addition, the Company announced certain new products for its simulation system business which are expected to extend the life of current Voyager products, resulting in several customers who no longer had maintenance contracts with the Company, to renew such maintenance agreements.

International sales for the first quarter of fiscal 1999 totaled $4,462,000 and represented an increase from the previous quarter and were comparable to the same quarter from fiscal 1998. The Company had stronger sales and bookings in the quarter due to increased economic demand, particularly in Europe for its Voyager products. Japan while still lower than initial expectations also showed improvement over the previous quarters and the remainder of the Asian marketplace showed increasing demand as sales within this region increased from the prior year quarter.


Gross Profit Margins

Gross profit margin for the first quarter of fiscal 1999 was approximately 75% and is comparable to the margin for the same period in the prior year. The Company's product margins were slightly higher than the same quarter from the previous year, while the margins on its maintenance products decreased. The decrease for the maintenance is a result of increased costs associated with new products primarily emulation offset by the larger maintenance customer base.

Research and Development Expenses

Research and development for the first quarter of fiscal 1999 was approximately $3,015,000 or 27% of net revenues as compared to $2,849,000 or 24% of net revenues for the same period in fiscal 1998. The increase is primarily due to additional funds spent on increased headcount, consulting and prototypes, as the company continued to focus on its new product offerings and emulation efforts. These increases included the additional costs associated with the Company's new research and development facility in India. The Company expects research and development spending to continue to increase as the Company continues to address its on-going development efforts for new product technology development.

Sales and Marketing Expenses

Sales and marketing expenses increased from $4,464,000, or 37% of net revenues in the first quarter of fiscal 1998 to $4,604,000, or 41% of net revenues for the first quarter of fiscal 1999. The increase in absolute dollars is primarily due to commissions earned during the quarter for sales by sales agents in Asia and increased advertising. The increase as a percentage is due to the increased costs being distributed over few revenue dollars.

General and Administrative Expenses

General and administrative costs were $903,000 or 8% of net revenues and were comparable to the same period in fiscal 1998 when costs totaled $971,000 for the quarter or 8% of net revenues. General and administrative costs are expected to remain flat over the remainder of fiscal 1999.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three month period ended January 2, 1999 is zero percent compared to an effective tax rate of 38% on the consolidated pretax income for the three month period ended January 3, 1998. The Company's 1999 first quarter effective tax rate differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The Company's 1998 first quarter effective tax rate differs from the federal statutory rate primarily due to tax benefits associated with its foreign sales corporation and research credits offset by costs associated with the non-deductible goodwill amortization and state income taxes.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such hedging obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through January 2, 1999, such hedging arrangements have been immaterial to the Company operations.

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

In addition to the Company's simulation product line, the Company has focused certain of its resources on its emulation product line. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several hardware and software design issues with its initial emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its hardware and software design issues by completely redesigning the emulation product and has recently commercially released its second-generation emulation product. While the Company has seen favorable results with its latest release, particularly in the first quarter of fiscal 1999, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product, and as the Company continues to develop emulation products which are based on the new technology concept, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company has or may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability.

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

Year 2000 Considerations  The Year 2000 issue is the result of computer programs
------------------------
being written using two digits rather than four to define the applicable year. As such there is the risk that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such recognition, could result in miscalculations, classifications errors or system failures. The Company has taken steps to review, update or confirm such update of all of the systems (IT and Non IT) which use date-sensitive computerized information used in its operations, including its current products, vendor and customer systems. The Company has completed its assessment and testing for Year 2000 compliance within its current product lines and all future products are being designed and tested to be Year 2000 compliant. The costs associated with this assessment and testing have been immaterial and have not materially impacted other non-Year 2000 IT projects. The Company has completed its assessments of its significant third party systems, including its IT systems and other vendor systems and believe such systems are in compliance. The Company is currently in the process of performing its testing of such systems to confirm compliance. The Company does not believe that the costs incurred to date or expected to be incurred in the future in addressing this matter are material to the Company's operating results. However, if the Company has failed to adequately address any of its systems or if its vendor or customer systems fail to adequately address this risk, the Company's financial condition and results of operations could be adversely affected. The Company currently does not have a contingency plan completed and is currently reviewing initial drafts of such plans. Accordingly, the Company will continue to devote the necessary resources to the issue.

Euro Currency  Effective January 1999, 11 members of the countries of the
-------------
European Union established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. During a three year transition, the Euro will be available for non-cash transactions and legal currencies will remain the legal tender. The Company is assessing the Euro impact on its business including the ability to handle the conversion in the accounting system and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that modifications to its operations and systems will be completed on a timely basis, and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with Euro requirements on a timely basis.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $12,920,000 at January 2, 1999 from $15,682,000 at October 3, 1998. The decrease was a result of $1,800,000 cash used in operating activities, $531,000 of cash used in investing activities (excluding short-term investment activities) and $431,000 of cash used in financing activities.

Operating Activities - The Company's operating activities used cash of
--------------------
$1,800,000 during the first quarter of fiscal 1999. The 1,800,000 cash used by operations was primarily due to increases in accounts receivable, inventories and decreases in other accrued liabilities offset by net income adjusted for depreciation and amortization, and increases in accounts payable, accrued payroll and related expenses and deferred revenues.

Investing Activities - Net cash provided by investing activities for first
--------------------
fiscal quarter of 1999 was $1,734,000. The $1,734,000 of cash provided was primarily the result of $3,861,000 obtained from maturities of short-term investment offset by purchases of short-term investments of $1,596,000 and acquisition of capital equipment of $531,000. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities  Net cash used in financing activities for the first
--------------------
quarter ended January 2, 1999, was $431,000 and was primarily related to the net purchases of stock during the quarter. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. During the quarter the Company repurchased approximately 130,000 shares of common stock. Through January 2, 1999, the Company had repurchased approximately 516,500 shares at a weighted-average per share price of $5.96.

The Company's primary unused sources of funds at January 2, 1999 consisted of $7,668,000 of cash and cash equivalents, in addition to $5,252,000 of short-term investments. The Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurances that such financing will be available on terms favorable or acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEMS 1-5         Not applicable

ITEM 6            Exhibits and Reports on Form 8-K


(a) INDEX TO EXHIBITS
                                INDEX TO EXHIBITS

Exh. No.                        Documentation Description                                Page
  2.1             Agreement and Plan of Reorganization among the Company, VMW
                  Acquisition Corporation and VMW dated May 14, 1996
                  (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-3 effective June 26, 1996).

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

  3.5 By laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July
                  25, 1990).

  3.6 Certificate of Amendment to Bylaws (Incorporated by reference to Exhibit to Exhibit 7 of the Company's registration statement on Form 8-A/A filed February 3, 1999)

Exh. No.                        Documentation Description                                Page
--------                        -------------------------                                ----
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

Exh. No.                        Documentation Description                                Page
--------                        -------------------------                                ----
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

  17.1 Amended and restated Rights Agreement dated January 22, 1999 between IKOS Systems, Inc. and BankBoston N.A., as Rights
                  Agent, including the Certificates of Designation, the form of Rights Certificate and the Summary of Terms attached thereto as Exhibit A, B and C, respectively (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form
                  8-A /A filed on February 3, 1999.

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

                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant


Date: February 8, 1999                /s/ Joseph W. Rockom
                                      ---------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer