Form 10-Q
period 1999-04-03
IKOS SYSTEMS INC
filed 1999-05-18
CIK 756365

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -----------------------------


                                  FORM 10-Q



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended April 3, 1999 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-18623


                         -----------------------------

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
                                (408) 255-4567


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.01 Par Value                 8,279,000
        ---------------------------     (Outstanding as of April 3, 1999)
            (Title of Class)

================================================================================

                              IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED April 3, 1999


                                     INDEX
                                     -----





Part I:  Financial Information

         Item 1:  Financial Statements
                                                                           Page
                  Consolidated Balance Sheets at
                     April 3, 1999 and October 3, 1998..................     3

                  Consolidated Statements of Income
                     for the three and six month periods ended
                     April 3, 1999 and April 4, 1998....................     4

                  Consolidated Statements of Cash Flows
                     for the six month periods ended
                     April 3, 1999 and April 4, 1998....................     5

                  Notes to Consolidated Financial Statements............     6

         Item 2:  Management's Discussion and Analysis
                     of Financial Condition and Results of Operations...     8

Part II: Other Information

         Item 4:  Submission of Matters to a Vote of Security Holders...    16

         Item 6:  Exhibits and Reports on Form 8-K......................    17

         Signatures.....................................................    20

                         PART I.  FINANCIAL INFOMATION

ITEM 1     Financial Statements

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                                April 3,              October 3,
                                                                                                  1999                   1998
                                                                                             ---------------        --------------
                                         ASSETS                                                (unaudited)                (*)
Current assets:
        Cash and cash equivalents.....................................................           $  9,460               $  8,165
        Short-term investments........................................................              4,873                  7,517
        Accounts receivable (net of allowances for
                 doubtful accounts of $801 for 1999 and 1998, respectively)...........              5,595                  6,033
        Inventories...................................................................              5,001                  3,816
        Prepaid expenses and other assets.............................................                463                    536
                                                                                                 --------               --------
                        Total current assets..........................................             25,392                 26,067

        Equipment and leasehold improvements
                Office and evaluation equipment.......................................              5,140                  4,876
                Machinery and equipment...............................................             10,009                  9,201
                Leasehold improvements................................................                716                    587
                                                                                                 --------               --------
                                                                                                   15,865                 14,664
                        Less allowances for depreciation and amortization.............            (10,557)                (9,342)
                                                                                                 --------               --------
                                                                                                    5,308                  5,322
        Intangible assets (net of amortization of
                 $509 and $303, respectively).........................................              1,353                  1,559
        Other assets..................................................................                244                    396
                                                                                                 --------               --------
                                                                                                 $ 32,297               $ 33,344
                                                                                                 ========               ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable..............................................................           $  3,999               $  4,789
        Accrued payroll and related expenses..........................................              2,641                  1,854
        Accrued commissions...........................................................              1,337                    801
        Income taxes payable..........................................................              1,116                  1,185
        Other accrued liabilities.....................................................              2,803                  4,350
        Deferred revenues.............................................................              7,794                  7,596
                                                                                                 --------               --------
                        Total current liabilities.....................................             19,690                 20,575

Accrued rent..........................................................................                111                    156
Commitments
Stockholders' equity:
         Preferred stock, $.01 par value; 10,000 shares
                 authorized, none issued and outstanding..............................                 --                     --
         Common stock, $.01 par value; 50,000 shares
                 authorized, 8,797 shares issued for 1999 and 1998,
                 respectively and 8,279 and 8,361 outstanding, respectively...........                 88                     87
         Additional paid-in capital...................................................             58,664                 58,775
         Treasury stock, at cost, 518 shares in 1999 and
                436 in 1998...........................................................             (3,463)                (3,144)
         Accumulated translation adjustment...........................................               (312)                  (314)
         Accumulated deficit..........................................................            (42,481)               (42,791)
                                                                                                 --------               --------
                        Total stockholders' equity....................................             12,496                 12,613
                                                                                                 --------               --------
                                                                                                 $ 32,297               $ 33,344
                                                                                                 ========               ========

(*) Amounts were derived from audited financial statements at October 3, 1998.

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                ------------------------    ---------------------------
                                                                   April 3,    April 4,        April 3,     April 4,
                                                                     1999        1998            1999        1998
                                                                     ----        ----            ----        ----
Net revenues
     Product..................................................      $ 9,958     $ 9,162         $17,571      $18,244
     Maintenance..............................................        3,724       3,157           7,455        6,140
                                                                    -------     -------         -------      -------
     Total net revenues.......................................       13,682      12,319          25,026       24,384

Cost of revenues
     Product..................................................        2,471       2,723           4,440        5,178
     Maintenance..............................................          948         450           1,794        1,008
                                                                    -------     -------         -------      -------
     Total cost of revenues...................................        3,419       3,173           6,234        6,186
                                                                    -------     -------         -------      -------
     Gross profit.............................................       10,263       9,146          18,792       18,198

Operating expenses:
     Research and development.................................        3,433       3,199           6,448        6,048
     Sales and marketing......................................        5,536       4,316          10,140        8,780
     General and administration...............................        1,011         901           1,914        1,872
     Amortization of intangibles..............................          103         377             206          713
                                                                    -------     -------         -------      -------
     Total operating expenses.................................       10,083       8,793          18,708       17,413
                                                                    -------     -------         -------      -------
Income from operations........................................          180         353              84          785

Other income:
     Interest income..........................................          133         296             281          616
                                                                    -------     -------         -------      -------
Income before provision for income taxes......................          313         649             365        1,401
Provision for income taxes....................................           55         245              55          530
                                                                    -------     -------         -------      -------
     Net income...............................................      $   258     $   404         $   310      $   871
                                                                    =======     =======         =======      =======
Basic net income per share....................................      $  0.03     $  0.05         $  0.04      $  0.10
                                                                    =======     =======         =======      =======
Common shares used in computing basic
     per share amounts........................................        8,336       8,435           8,319        8,468
                                                                    =======     =======         =======      =======
Dilutive net income per share.................................      $  0.03     $  0.05         $  0.04      $  0.10

Common and common equivalent shares used
     in computing dilutive per share amounts..................        9,046       8,695           8,845        8,704
                                                                    =======     =======         =======      =======


                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)



                                                                          Six Months Ended
                                                                      ------------------------
                                                                        April 3,     April 4,
                                                                          1999         1998
                                                                      ------------ ------------
Operating activities:
     Net income...............................................          $   310       $   871
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization..........................            1,423         1,780
       Deferred rent..........................................              (45)          (27)

     Changes in operating assets and liabilities:
       Accounts receivable....................................              438           567
       Inventories............................................           (1,185)       (1,161)
       Prepaid expenses and other current assets..............               73            12
       Other assets...........................................              152          (261)
       Accounts payable.......................................             (790)         (787)
       Accrued payroll and other expenses.....................              787          (716)
       Accrued commissions....................................              536          (326)
       Income taxes payable...................................              (69)          644
       Other accrued liabilities..............................           (1,547)          (32)
       Deferred revenues......................................              198           591
                                                                        -------       -------
         Net cash provided by operating activities............              281         1,155

Investing activities:
     Purchases of equipment and leasehold improvements........           (1,201)       (1,887)
     Acquisiton of Deerbrook Systems, Inc.....................               --          (500)
     Other investments........................................               --          (630)
     Purchase of short-term investments.......................           (3,919)       (8,921)
     Maturities of short-term investments.....................            6,563        14,376
                                                                        -------       -------
         Net cash provided by investment activities...........            1,443         2,438

Financing activities:
     Principal payments on long-term borrowings...............               --          (350)
     Net repurchase of common stock...........................             (429)       (1,559)
         Net cash used in financing activities................             (429)       (1,909)
                                                                        -------       -------
Increase in cash and cash equivalents.........................            1,295         1,684
Cash and cash equivalents at beginning of period..............            8,165         9,486
                                                                        -------       -------
Cash and cash equivalents at end of period....................          $ 9,460       $11,170
                                                                        =======       =======


                See notes to consolidated financial statements

                             IKOS SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1.   Basis of Presentation


     The accompanying unaudited consolidated financial statements at April 3, 1999 and for the three and six month periods ended April 3, 1999 and April 4, 1998, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 3, 1998 included in the Form 10-K as filed with the Securities and Exchange Commission on December 21, 1998. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three- and six-month period ended April 3, 1999 are not necessarily indicative of results expected for the full year.


2.   Fiscal Year


     The Company is on a 52-53 week fiscal year. Fiscal year 1998 was a 53-week year and the three-month period ending January 3, 1998 included the additional week for the fiscal year.

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):


                                         April 3,    October 3,
                                           1999         1998
                                           ----         ----
Raw materials                             $1,223       $1,520
Work-in-process                            1,013        1,163
Finished goods                             3,165        1,133
                                          ------       ------
                                          $5,001       $3,816
                                          ======       ======

4.   Net Income Per Share


     The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 710,000 and 260,000 incremental common shares attributable to outstanding options for the three months ended April 3, 1999 and April 4, 1998, respectively and 526,000 and 236,000 for the six month periods ended April 3, 1999 and April 4, 1998, respectively.

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" in the first quarter of fiscal 1999. FAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company is from foreign currency translation adjustments. Comprehensive income for the three and six month periods ending April 3, 1999 and April 4, 1998 are as follows:

                                                    Three Months Ended                               Six Months Ended
                                            --------------------------------------       -------------------------------------------

                                                  April 3,              April 4,              April 3,              April 4,
                                                    1999                  1998                  1999                  1998
                                            -----------------     -----------------      -----------------    ------------------

Net income as reported                               $258,000              $404,000               $310,000             $ 871,000

Comprehensive income
   adjustments (*)                                    (82,000)              (44,000)                 2,000              (234,000)
                                            -----------------     -----------------      -----------------    ------------------
Comprehensive income                                 $176,000              $360,000               $312,000             $ 637,000
                                            =================     =================      =================    ==================

(*) Relates primarily to accumulated translations gains and (losses)


6.   Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for the way public enterprises report information in annual statements and financial reports regarding operating segments, products, services, geographic areas, and major customers. SFAS 131 will be first reflected in the Company's 1999 Annual Report. The adoption of SFAS 131 is not expected to materially impact the Company's results of operations or financial position.

     In March 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Obtained for Internal Use" ("SOP 98-1"), which provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations or financial position.

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

Net Revenues

Net revenues for the three and six month periods ending April 3, 1999 totaled $13,682,000 and $25,026,000, respectively, representing an increase of approximately 11% and 3% from the same periods in fiscal 1998. The increases were primarily a result of increases in sales of the Company's emulation products. Emulation product revenue increased 82% from the prior year quarter and increased over 68% over the immediately preceding quarter. The increase in revenues is a result of the Company's emulation product offerings gaining acceptance in the marketplace. For the six month period, emulation revenues were in excess of $7,750,000 which represented an increase of over 48% over the previous year. As indicated in the Company's Form 10-K filed in December of 1998, the Company encountered a lengthy beta period with respect to its emulation offerings, which impacted the Company's anticipated revenue growth in its emulation product. The beta period was completed in the fourth quarter of fiscal 1998 and the Company began ramping up shipments in the first quarter of fiscal 1999, which has continued through the second quarter. The Company is expecting to release its next generation emulator in the next three to six months which is expected to further enhance its emulation sales. The Company's simulation revenues for the quarter were flat with the previous year's results and slightly higher than the preceding quarter. While the Company has anticipated a slow down in its sales of simulation product, due in part to increased focus on its emulation business, as well as the overall market evolution, the Company has released or will be releasing several new simulation products in the next three to six months. These new simulation products are expected to keep the revenue levels for the simulation business flat for slightly higher for the remaining two quarters of the fiscal year.

Maintenance revenues for the three and six month periods ending April 3, 1999 totaled $3,724,000 and $7,455,000, respectively, representing 18% and 21% increases over the same periods from a year ago. The increases are primarily attributable to the increasing emulation customer base and the continued sale of maintenance for the current Voyager installed base. As the Company transitions to a more emulation focused customer base from its current Voyager systems base, it is anticipated that maintenance revenues will remain flat or be slightly lower over the next two quarters of the fiscal year.

International sales for the three and six month periods ending April 3, 1999 totaled $4,811,000 and $9,273,000, respectively. These represented increases over the same periods of fiscal 1998 of 10% and 5%. The Company has had slightly higher sales and bookings as economic demand has increased at its foreign locations when compared to sales activity in the previous fiscal year.

Gross Profit Margins

Gross profit margin for the three and six month periods ending April 3, 1999 was 75% and are comparable to the margins for the same periods in the prior year. The Company's product margins were higher than the same quarter from the previous year, while the margins on its maintenance products decreased. The increases in margins were primarily the result of increased sales of the Company's higher margin products. The decreased margins for the maintenance is a result of increased costs associated with new products, primarily emulation, offset by the larger maintenance customer base.

Research and Development Expenses

Research and development for the three and six month periods ending April 3, 1999 were approximately $3,433,000 and $6,448,000 or 25% and 26%, respectively, of net revenues. Research and development for the three and six month periods ending April 4, 1998 were $3,199,000 and $6,048,000, or 26% and 25%, respectively of net revenues. The increases are primarily due to additional funds spent on focal increases, increased headcount, consulting and prototypes, as the company continued to focus on its new product offerings and emulation efforts. These increases also include the additional costs associated with the Company's new research and development facility in India. The Company expects research and development spending to continue to increase in absolute dollars as the Company continues to address its on-going development efforts for new product technology development.

Sales and Marketing Expenses

Sales and marketing expenses increased from $4,316,000, or 35% of net revenues in the second quarter of fiscal 1998 to $5,536,000, or 40% of net revenues for the second quarter of fiscal 1999. Sales and marketing expenses also increased from $8,780,000 for the six months ending April 3, 1998 to $10,140,000. The increases are a result of increased commissions as certain salesman exceed their quotas, increased rep commissions, focal increases and other selling costs.

General and Administrative Expenses

General and administrative costs were $1,011,000 or 7% of net revenues and were slightly higher when compared to the same quarter from fiscal 1998, due to focal increases. General and administrative costs for the six months of fiscal 1999 were $1,914,000 and were comparable with the first six months of fiscal 1998. General and administrative costs are expected to remain flat over the remainder of fiscal 1999.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three and six month periods ended April 3, 1999 is 18% and 15%, respectively as compared to an effective tax rate of 38% on the consolidated pretax income for the three and six month periods ended April 4, 1998. The Company's 1999 effective tax rate for the three and six month periods ended April 3, 1999 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The Company's 1998 effective tax rate for the three and six month periods ended April 4, 1998 differs from the federal statutory rate primarily due to tax benefits associated with its foreign sales corporation and research credits offset by costs associated with the non-deductible goodwill amortization and state income taxes.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through April 3, 1999, such hedging arrangements have been immaterial to the Company operations.


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

Increased Sales and Development of the Company's Products - Substantially all of
---------------------------------------------------------
the Company's product revenues since fiscal 1993 have been derived from the sale of its Voyager and Gemini simulation systems. The Company has seen a decline in such revenues and there can be no assurance the decline in these product's revenues will reverse. Continued sales of the Company's hardware-assisted simulation products for the verification of IC and system designs are expected to depend on the introduction of new simulation products and methodologies. Furthermore, sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design and simulation, the ability of hardware-assisted simulation systems to shorten the time of simulation of IC designs and continued industry acceptance of mixed-level hardware-assisted simulation at a reasonable cost to the customer. Because the market for hardware-assisted simulation products is evolving, it is difficult to predict with any assurance whether the market for hardware-assisted simulation products will continue to expand. There can be no assurances that such market will expand, or even if such market expands that the Company's products will achieve the market acceptance required to maintain revenue growth and profitability in the future.

Over the past year, the Company has increasingly focused a significant level of its resources on its emulation product line. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several hardware and software design issues with its initial emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its hardware and software design issues by completely redesigning the emulation product and has recently commercially released its second-generation emulation product. While the Company has seen favorable results with its latest release, particularly through the second quarter of fiscal 1999, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product, and as the Company continues to develop emulation products which are based on the new technology concept, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting emulation products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service, and the absence of performance problems or other difficulties that may require design modifications and related expenses and may hinder or damage market acceptance of the products. While the Company's emulation systems are designed to provide cost and ease of use advantages intended to broaden the market for logic emulation, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for logic emulation will broaden beyond the current set of emulation systems users. The adoption of any emulation products the Company has or may develop will also depend on the continued increasing complexity of ICs designed for electronic systems, integration of such products with other tools for IC design and verification, importance of the time to market benefits of emulation systems and industry acceptance of the need to close the gap between high level design and silicon production. Because the market for emulation products is new and evolving, it is difficult to predict with any assurance whether the market for emulation products will continue to expand, or even if such market expands, that the Company's products will achieve the market acceptance required to maintain revenue growth and continued profitability.

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

Year 2000 Considerations - The Year 2000 issue is the result of computer
------------------------
programs being written using two digits rather than four to define the applicable year. As such there is the risk that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such recognition, could result in miscalculations, classifications errors or system failures. The Company has taken steps to review, update or confirm such update of all of the systems (IT and Non IT) which use date-sensitive computerized information used in its operations, including its current products, vendor and customer systems. The Company has completed its assessment and testing for Year 2000 compliance within its current product lines and all future products are being designed and tested to be Year 2000 compliant. The costs associated with this assessment and testing have been immaterial and have not materially impacted other non-Year 2000 IT projects. The Company has completed its assessments of its significant third party systems, including its IT systems and other vendor systems and believe such systems are in compliance. The Company is currently in the process of performing its testing of such systems to confirm compliance. The Company does not believe that the costs incurred to date or expected to be incurred in the future in addressing this matter are material to the Company's operating results. However, if the Company has failed to adequately address any of its systems or if its vendor or customer systems fail to adequately address this risk, the Company's financial condition and results of operations could be adversely affected. The Company is currently completing its contingency plans. Accordingly, the Company will continue to devote the necessary resources to the issue.

Euro Currency - Effective January 1999, 11 members of the countries of the
-------------
European Union established a fixed conversion rate between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. During a three-year transition, the Euro will be available for non-cash transactions and legal currencies will remain the legal tender. The Company is assessing the Euro impact on its business including the ability to handle the conversion in the accounting system and other information systems, ability of foreign banks to report on dual currencies, the legal and contractual implications of contracts, and reviewing pricing strategies. The Company expects that modifications to its operations and systems will be completed on a timely basis, and does not believe the conversion will have a material adverse impact on the Company's operations. However, there can be no assurance that the Company will be able to successfully modify all systems and contracts to comply with Euro requirements on a timely basis.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $14,333,000 at April 3, 1999 from $15,682,000 at October 3, 1998. The decrease was a result of $1,201,000 of cash used in investing activities (excluding short-term investment activities) and $429,000 of cash used in financing activities, offset by cash provided from operations of approximately $281,000.

Operating Activities - The Company's operating activities provided cash of
--------------------
$281,000 during the first six months of fiscal 1999. The $281,000 of cash provided by operations was primarily due to net income adjusted for depreciation, amortization and deferred rent, decreases in accounts receivable and increases in accrued payroll expenses, accrued commissions and deferred revenues offset by increases in inventory and decreases accounts payable and other accrued liabilities.

Investing Activities - Net cash provided by investing activities for the first
--------------------
six months of 1999 was $1,443,000. The $1,443,000 of cash provided was primarily the result of $6,563,000 obtained from maturities of short-term investment offset by purchases of short-term investments of $3,919,000 and acquisition of capital equipment of $1,201,000. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities  Net cash used in financing activities for the six months
--------------------
ended April 3, 1999, was $429,000 and was primarily related to the net purchases of stock during the six months. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. The Company did not repurchase any shares in the second fiscal quarter but had acquired 130,000 shares of common stock for the six month period ending April 3, 1999. Through April 3, 1999, the Company had repurchased approximately 516,500 shares at a weighted-average per share price of $5.96.

The Company's primary unused sources of funds at April 3, 1999 consisted of $9,460,000 of cash and cash equivalents, in addition to $4,873,000 of short-term investments. The Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurances that such financing will be available on terms favorable or acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEMS 1-3      Not applicable

ITEM 4         Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on January 22, 1999.

The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:

                                  For                Against
                                  ---                -------
Gerald S. Casilli              6,838,432             145,007
Ramon A. Nunez                 6,838,832             145,607
James R. Oyler                 6,847,273             136,166
Glenn E. Penisten              6,845,533             137,906
William Stevens                6,846,533             136,906
Jackson Hu                     6,848,273             135,166

The stockholders approved a proposal to increase the number of shares of the Company's Common Stock reserved for issuance under its 1995 Outside Directors Stock Option Plan by 100,000 shares. The proposal received the following votes:

       For               Against           Abstentions        Broker Non-votes
       ---               -------           -----------        ----------------
     2,723,215           490,040              23,741              3,746,443

The stockholders approved a proposal to increase by 400,000 shares the maximum aggregate number of shares of Common Stock issuable under the Company's Employee Stock Purchase Plan. The proposal received the following votes:

       For               Against           Abstentions        Broker Non-votes
       ---               -------           -----------        ----------------
    3,016,686            205,986              14,324              3,746,443

In addition, stockholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending October 2, 1999. The proposal received the following votes:

       For               Against           Abstentions        Broker Non-votes
       ---               -------           -----------        ----------------
    6,924,655            49,680               9,104                   0


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

10.23 The Company's amended and restated Rights Plan by and between the Company and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of the Company's report on Form 8-A /a filed on January 29, 1999.

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

                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant


Date: May 17, 1999                     /s/ Joseph W. Rockom
                                      -----------------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer