Form 10-Q
period 1999-07-03
IKOS SYSTEMS INC
filed 1999-08-16
CIK 756365

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended July 3, 1999 or

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-18623

                              __________________
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                              ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.01 Par Value                    8,295,000
     ---------------------------
          (Title of Class)              (Outstanding as of July 3, 1999)

================================================================================

                              IKOS SYSTEMS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JULY 3, 1999

                                     INDEX
                                     -----


Part I:  Financial Information

         Item 1:  Financial Statements
                                                                          Page
                  Consolidated Balance Sheets at
                    July 3, 1999 and October 3, 1998.......................  3

                  Consolidated Statements of Operations
                    for the three and nine month periods ended
                    July 3, 1999 and July 4, 1998..........................  4

                  Consolidated Statements of Cash Flows
                    for the nine month periods ended
                    July 3, 1999 and July 4, 1998..........................  5

                  Notes to Consolidated Financial Statements...............  6

         Item 2:  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.......  8

Part II: Other Information

         Item 6: Exhibits and Reports on Form 8-K.......................... 16

         Signatures........................................................ 19

                         Part I Financial Information


ITEM 1: Financial Statements

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                 July 3,           October 3,
                                                                                   1999               1998
                                                                              ---------------    ---------------
                                                        ASSETS
Current assets:
    Cash and cash equivalents...........................................         $  7,728           $  8,165
    Short-term investments..............................................            3,824              7,517
    Accounts receivable (net of allowances for
        doubtful accounts of $801 and $801, respectively)...............            8,410              6,033
    Inventories.........................................................            4,429              3,816
    Prepaid expenses and other assets...................................              579                536
                                                                              ---------------    ---------------
           Total current assets.........................................           24,970             26,067

    Equipment and leasehold improvements:
        Office and evaluation equipment.................................            5,246              4,876
        Machinery and equipment.........................................           10,406              9,201
        Leasehold improvements..........................................              711                587
                                                                              ---------------    ---------------
                                                                                   16,363             14,664
           Less allowances for depreciation and amortization............          (11,216)            (9,342)
                                                                              ---------------    ---------------
                                                                                    5,147              5,322
    Intangible assets (net of amortization of
        $612 and $303, respectively)....................................            1,250              1,559
    Other assets........................................................              546                396
                                                                              ---------------    ---------------
                                                                                 $ 31,913           $ 33,344
                                                                              ===============    ===============
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable....................................................         $  4,744           $  4,789
    Accrued payroll and related expenses................................            3,116              1,854
    Accrued commissions.................................................              717                801
    Income taxes payable................................................              960              1,185
    Other accrued liabilities...........................................            2,588              4,350
    Deferred revenues...................................................            6,410              7,596
                                                                              ---------------    ---------------
           Total current liabilities....................................           18,535             20,575

Accrued rent............................................................               89                156
Commitments
Stockholders' equity:
    Preferred stock, $.01 par value; 10,000 shares
        authorized, none issued and outstanding.........................              --                 --
    Common stock, $.01 par value; 50,000 shares
        authorized, 8,797 and 8,797 shares
        issued and 8,295 and 8,361 outstanding, respectively............               88                 87
    Additional paid-in capital..........................................           58,744             58,775
    Treasury stock, at cost, 502 shares in 1999 and
        436 in 1998.....................................................           (3,397)            (3,144)
    Accumulated other comprehensive loss................................             (449)              (314)
    Accumulated deficit.................................................          (41,697)           (42,791)
                                                                              ---------------    ---------------
           Total stockholders' equity...................................           13,289             12,613
                                                                              ---------------    ---------------
                                                                                 $ 31,913           $ 33,344
                                                                              ===============    ===============

                See notes to consolidated financial statements

                               IKOS SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                           Three Months Ended             Nine Months Ended
                                                                    ----------------------------      -------------------------
                                                                         July 3,      July 4,            July 3,       July 4,
                                                                          1999         1998               1999          1998
                                                                          ----         ----               ----          ----
Net revenues
    Product......................................................        $11,098       $5,090            $28,669        $23,334
    Maintenance..................................................          3,914        3,334             11,369          9,474
                                                                    ------------   ----------         ----------      ---------
       Total net revenues........................................         15,012        8,424             40,038         32,808

Cost of revenues
    Product......................................................          2,681        4,473              7,121          9,651
    Maintenance..................................................          1,057          420              2,851          1,428
                                                                    ------------   ----------         ----------      ---------
       Total cost of revenues....................................          3,738        4,893              9,972         11,079
                                                                    ------------   ----------         ----------      ---------
       Gross profit..............................................         11,274        3,531             30,066         21,729

Operating expenses:
    Research and development.....................................          3,411        4,485              9,859         10,533
    Sales and marketing..........................................          5,719        4,924             15,859         13,704
    General and administration...................................          1,103        1,131              3,017          3,003
    Acquired in-process research and
       development and special charges                                       --         7,600               --            7,600
    Amortization of intangibles..................................            103          434                309          1,147
                                                                    ------------   ----------         ----------      ---------
       Total operating expenses..................................         10,336       18,574             29,044         35,987
                                                                    ------------   ----------         ----------      ---------
Income (loss) from operations....................................            938      (15,043)             1,022        (14,258)

Other income:
    Interest income..............................................            111          230                392            846
                                                                    ------------   ----------         ----------      ---------
Income (loss) before provision (benefit) for income taxes........          1,049      (14,813)             1,414        (13,412)
Provision (benefit) for income taxes.............................            265         (230)               320            300
                                                                    ------------   ----------         ----------      ---------
       Net income (loss).........................................           $784     ($14,583)            $1,094       ($13,712)
                                                                    ============   ==========         ==========      =========
Basic net income (loss) per share................................          $0.09       ($1.74)             $0.13         ($1.62)
                                                                    ============   ==========         ==========      =========
Weighted common shares used in
    computing basic per share amounts............................          8,288        8,392              8,285          8,443
                                                                    ============   ==========         ==========      =========
Dilutive net income (loss) per share.............................          $0.08       ($1.74)             $0.12         ($1.62)
                                                                    ============   ==========         ==========      =========
Common and common equivalent shares used
    in computing per share amounts...............................          9,406        8,392              9,008          8,443
                                                                    ============   ==========         ==========      =========

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                  (Unaudited)

                                                                                               Nine Months Ended
                                                                                      ------------------------------------
                                                                                          July 3,             July 4,
                                                                                           1999                1998
                                                                                       ---------------    ----------------
Operating activities:
    Net income (loss)...............................................................        $1,094            ($13,712)
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization.................................................         2,048               3,123
      Special charges...............................................................           --                7,600
      Accrued rent..................................................................           (67)                (40)

    Changes in operating assets and liabilities:
      Accounts receivable...........................................................        (2,377)              2,590
      Inventories...................................................................          (613)                607
      Prepaid expenses and other current assets.....................................           (43)                160
      Other assets..................................................................          (150)                193
      Accounts payable..............................................................           (45)                850
      Accrued payroll and other expenses............................................         1,262                 (98)
      Accrued commissions...........................................................           (84)               (321)
      Income taxes payable..........................................................          (225)                247
      Other accrued liabilities.....................................................        (1,762)                (50)
      Deferred revenues.............................................................        (1,186)                977
                                                                                       ---------------    ----------------
        Net cash provided by (used in) operating activities.........................        (2,148)              2,126

Investing activities:
    Purchases of equipment and leasehold improvements...............................        (1,699)             (2,335)
    Acquisiton of Deerbrook Systems, Inc............................................            --                (500)
    Acquistion of Interra, Inc. technology..........................................            --              (6,490)
    Purchase of short-term investments..............................................        (4,465)            (11,623)
    Maturities of short-term investments............................................         8,158              17,632
                                                                                       ---------------    ----------------
        Net cash provided by (used in) investment activities........................         1,994              (3,316)

Financing activities:
    Principal payments on long-term borrowings......................................            --                (350)
    Net repurchase of common stock..................................................          (283)             (2,402)
                                                                                       ---------------    ----------------
        Net cash used in financing activities.......................................          (283)             (2,752)
                                                                                       ---------------    ----------------
Decrease in cash and cash equivalents...............................................          (437)             (3,942)
Cash and cash equivalents at beginning of period....................................         8,165               9,486
                                                                                       ---------------    ----------------
Cash and cash equivalents at end of period..........................................        $7,728              $5,544
                                                                                       ===============    ================

                See notes to consolidated financial statements.

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements at July 3, 1999 and for the three and nine month periods ended July 3, 1999 and July 4, 1998, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 3, 1998 included in the Form 10-K as filed with the Securities and Exchange Commission on December 21, 1998. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month period ended July 3, 1999 are not necessarily indicative of results expected for the full year.

2.   Fiscal Year

     The Company is on a 52-53 week fiscal year. Fiscal year 1998 was a 53-week year and the three-month period ending January 3, 1998 included the additional week for the fiscal year.

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                                    July 3,      October 3,
                                                     1999           1998
                                                 -------------  -------------
        Raw materials                              $1,195         $1,520
        Work-in-process                             1,225          1,163
        Finished goods                              2,009          1,133
                                                   ------         ------
                                                   $4,429         $3,816
                                                   ======         ======

4.   Net Income (Loss) Per Share

     The computation of basic net income (loss) per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income (loss) per share. The total shares used in the denominator of the diluted net income per share calculation includes 1,118,000 and 723,000 incremental common shares attributable to outstanding options for the three and nine months ended July 3, 1999, respectively. For the three and nine month periods in fiscal 1998, no shares were included in the earnings per share calculation as such share would have been anti-dilutive in those respective loss periods.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   Comprehensive Income

     Comprehensive income (loss) for the three and nine month periods ending July 3, 1999 and July 4, 1998 are as follows (in thousands):



                                            Three Months Ended           Nine Months Ended
                                     -------------------------------------------------------------
                                       July 3,       July 4,          July 3,            July 4,
                                         1999        1998              1999              1998
                                     -----------  -----------    -------------     --------------
Net income (loss) as reported              $ 784     ($14,583)          $1,094           ($13,712)

Accumulated translation
   adjustments                              (137)          (9)            (135)              (243)
                                     -----------  -----------    -------------     --------------

Comprehensive income (loss)                $ 647    $ (14,592)          $  959          $  13,955
                                     ===========  ===========    =============     ==============


6.   Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established standards for the way public enterprises report information in annual statements and financial reports regarding operating segments, products, services, geographic areas, and major customers. SFAS 131 will be first reflected in the Company's 1999 Annual Report. The adoption of SFAS 131 will not impact the Company's results of operations or financial position.

     In March 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidelines for accounting for costs of computer software developed for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to materially impact the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"), which is required to be adopted in years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to materially impact the Company's results of operations or its financial position.

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

Net Revenues

Net revenues for the three and nine month periods ending July 3, 1999 totaled $15,012,000 and $40,038,000, respectively, representing an increase of approximately 78% and 22% from the same periods in fiscal 1998. The increases were primarily a result of increases in sales of the Company's emulation products. Emulation product revenue increased 488% from the prior year quarter. The increase in revenues is a result of the Company's emulation product offerings gaining acceptance in the marketplace during the three and nine months ended July 3, 1999. For the nine-month period, emulation revenues were in excess of $13,000,000 which represented an increase of over 100% over the comparable period from the previous year. As indicated in the Company's Form 10-K filed in December of 1998, the Company encountered a lengthy beta period with respect to its emulation offerings, which impacted the Company's anticipated revenue growth in its emulation products during fiscal 1998. The beta period was completed in the fourth quarter of fiscal 1998 and the Company began ramping up shipments in the first quarter of fiscal 1999, which has continued through the third fiscal quarter. The Company recently released its next generation emulator and is expecting this new release to further enhance its emulation sales. The Company's simulation revenues for the quarter increased 47% when compared with the previous year's results and increased 29% over the preceding quarter. While the Company has anticipated a slow down in its sales of simulation products, due in part to increased focus on its emulation business, as well as the overall market evolution, the Company has seen a continual demand for its simulation products. The Company has released several new simulation products and these new products are expected to keep the revenue levels for the simulation business flat in the final quarter of the fiscal year.

Maintenance revenues for the three and nine month periods ending July 3, 1999 totaled $3,914,000 and $11,369,000, respectively, representing increases of 17% and 20%, respectively, over the same periods from a year ago. The increases are primarily attributable to the increasing emulation customer base and the continued sale of maintenance for the current Voyager installed base. As the Company transitions to more emulation focused customer base from its current Voyager systems base, it is anticipated that maintenance revenues will remain flat over the last quarter of the fiscal year.

International sales for the three and nine month periods ending July 3, 1999 totaled $4,370,000 and $13,643,000 respectively. These represented increases over the same periods of fiscal 1998 of 83% and 21%. The Company has had higher sales and bookings as economic demand has increased at its foreign locations when compared to sales activity for the same periods of the previous year.

Gross Profit Margins

Gross profit margin for the three and nine month periods ending July 3, 1999 was 75% and are higher when compared to the margins for the same periods in the prior year. The Company's product margins were higher than the same quarter from the previous year, while the margins on its maintenance products decreased. The increases in product margins were primarily the result of increased sales of the Company's higher margin products, inventory charges in the prior fiscal year and lower overall revenues in the prior three and nine month periods. The decreased margins for the maintenance is a result of increased costs associated with new products, primarily emulation, offset by the larger maintenance customer base.

Research and Development Expenses

Research and development expenses for the three and nine month periods ending July 3, 1999 were approximately $3,411,000 and $9,859,000 or 23% and 25%, respectively, of net revenues. Research and development for the three and nine month periods ending July 4, 1998 were $4,485,000 and $10,533,000, or 53% and 32%, respectively of net revenues. The decrease in research and development expenses are primarily due to certain non-recurring charges occurring in fiscal 1998 and certain start-up costs associated with the research and development facility which opened in India in the third quarter of fiscal 1998. As a percentage of net revenues, the decrease is also attributable to the significantly lower revenues in fiscal 1998. The Company expects research and development spending to increase in net absolute dollars as the Company continues to address its on-going development efforts for new product technology development.

Sales and Marketing Expenses

Sales and marketing expenses increased from $4,924,000, or 58% of net revenues in the third quarter of fiscal 1998 to $5,719,000, or 38% of net revenues for the third quarter of fiscal 1999. Sales and marketing expenses also increased from $13,704,000 for the nine months ending July 4, 1998 to $15,859,000 for the same period in fiscal 1999. The increases are a result of increased commissions as certain salesmen exceed their quotas, increased rep commissions, focal increases and other selling costs.

General and Administrative Expenses

General and administrative costs were $1,103,000 or 7% of net revenues and were comparable in absolute dollars with the same quarter from fiscal 1998. General and administrative costs for the first nine months of fiscal 1999 were $3,017,000 and were comparable in absolute dollars with the first nine months of fiscal 1998. General and administrative costs are expected to remain flat over the remainder of fiscal 1999.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three and nine month periods ended July 3, 1999 is 25% and 23%, respectively, as compared to an effective tax rate of (2%) and 2% on the consolidated pretax loss for the three and nine month periods ended July 4, 1998. The Company's 1999 effective tax rate for the three and nine month periods ended July 3, 1999 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The tax benefit for the three month period ended July 4, 1998, results from the overall loss reported for the quarter and the fiscal year. The tax provision for the nine months ended July 4, 1998, results from taxes on income in jurisdictions despite an overall loss.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through July 3, 1999, the impact of such hedging arrangements have been immaterial to the Company operations.

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

Competition - The EDA industry is highly competitive and rapidly changing. The
-----------
Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from simulation and emulation products. The Company currently competes with traditional software verification methodologies, including product offerings sold by Cadence, Synopsis and Mentor Graphics. The Company's main competition for the sale of emulation systems is Cadence/Quickturn. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products, such as cycle-based software simulation products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $11,552,000 at July 3, 1999 from $15,682,000 at October 3, 1998. The decrease was a result of $2,148,000 of cash used in operating activities, $1,699,000 of cash used in investing activities (excluding short-term investment activities) and $283,000 of cash used in financing activities.

Operating Activities - The Company's operating activities used cash of
--------------------
$2,148,000 during the first nine months of fiscal 1999. The $2,148,000 of cash used in operations was primarily due to net income adjusted for depreciation, amortization and deferred rent, increases in accounts receivable, inventory, prepaid expenses and other assets combined with decreases in other accrued liabilities, deferred revenues, taxes payable and accrued commission, offset by an increase in accrued payroll and related expenses..

Investing Activities - Net cash provided by investing activities for the first
--------------------
nine months of 1999 was $1,994,000. The $1,994,000 of cash provided was primarily the result of $8,158,000 obtained from maturities of short-term investment offset by purchases of short-term investments of $4,465,000 and acquisition of capital equipment of $1,699,000. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities - Net cash used in financing activities for the three
--------------------
months ended July 3, 1999, was $283,000 and was primarily related to the net purchases of stock during the nine months. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. The Company did not repurchase any shares in the third fiscal quarter but had acquired 130,000 shares of common stock for the nine month period ending July 3, 1999. Through July 3, 1999, the Company had repurchased approximately 516,500 shares at a weighted-average per share price of $5.96.

The Company's primary unused sources of funds at July 3, 1999 consisted of $7,728,000 of cash and cash equivalents, in addition to $3,824,000 of short-term investments. The Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurances that such financing will be available on terms favorable or acceptable to the Company.

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

 3.5 By laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-
          1 effective July 25, 1990).

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

10.16     The Company's 1995 Outside Directors Stock Option
          Plan (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-
          2 effective October 12, 1995).

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

10.22 The Company's 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit
          10.22 of the Company's Quarterly Report on Form 10-
          Q for the quarter ended April 4, 1998).

10.23 The Company's amended and restated Rights Plan by and between the Company and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of the Company's report on Form 8-A filed on January 29, 1999).

10.24 Agreement dated April 11, 1997, by and between the Company and Robert Hum.

10.25 Agreement dated February 2, 1999, by and between the Company and Thomas N. Gardner.

10.26 Agreement dated February 3, 1999, by and between the Company and Nader Fathi.

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

                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant


Date: August 13, 1999                 /s/ Joseph W. Rockom
                                      -------------------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer