Form 10-K405
period 1999-10-02
IKOS SYSTEMS INC
filed 1999-12-21
CIK 756365

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of the registrant's Common Stock held by non-affiliates as of November 8, 1999, was approximately $63,060,195.

   As of November 8, 1999, approximately 8,408,026 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

   This report (excluding exhibits) contains 49 pages. The Index to Exhibits begins on Page 25 of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

   The Company sells its products and services to a broad range of customers, including telecommunications, multimedia, semiconductor, computer, consumer electronics, and aerospace application segments. The Company's customers include Lucent Technologies, ATI, Micron , STMicroelectronics, Infineon, nVIDIA and SIS. Headquartered in Cupertino, California, IKOS has 4 development centers worldwide: Cupertino California, Waltham Massachusetts, Noida India and Minneapolis Minnesota; in addition IKOS supports direct sales operations in North America, the United Kingdom, France, Germany, and Japan. The Company has a distributor network covering the remainder of Europe and parts of Asia. IKOS is publicly traded on the Nasdaq National Market under the symbol IKOS. IKOS was incorporated in Delaware in May 1990.

Background

   The Electronic Design Automation (EDA) industry provides design automation tools and technology to the semiconductor industry. Computer-aided Engineering
(CAE) and Integrated Circuit Computer-aided Design (ICCAD) are the largest segments in the EDA market and the Company is focused on the verification sub-segment of the CAE market. The demand for design automation tools in this segment continues to grow at a faster rate than the EDA industry in total. The fundamental drivers in this arena are the continuing trend toward increased design complexity, the inability of design engineering productivity to keep pace, and the resulting productivity gap. Using Moore's law, the Company expects a 58% compounded annual growth rate in design complexity while, under the same assumptions, the Company expects design engineering productivity to grow at only 21% annually. This creates an ever-widening productivity gap that EDA tool vendors seek to address.

   Design verification is the assessment of the functionality (both logic and system) and timing of a design prior to fabrication. Design engineers are looking for ways to cut verification time and therefore are moving toward a method of verifying a design at a "functional" level (referred to as the Register Transfer Level or RTL). This means performing verification in the earlier phases of the design cycle to boost productivity, manage design complexity, and reduce cycle times. The figure below illustrates IKOS' value to customers as they attack the critical simulation bottlenecks. Note that on any given verification iteration, Software Simulation takes the longest. IKOS' Nsim product can accelerate that portion of the design that is represented in gates, while IKOS' ARES product can accelerate that portion of the circuit that is represented at the RTL level.

                              [LOGO APPEARS HERE]
RTL Verification Bottleneck graphic which illustrates IKOS' value to customers as they attack the critical simulation bottlenecks.

   The verification cycle is a critical part of the design process with significant impact upon the design engineer's productivity. Customers estimate that up to 70% of their total design cycle time is spent in the verification phases. The Company is focused on selling products and solutions for accelerating the RTL simulation and gate-level or sign-off timing simulation. As design sizes increase, the amount of testing required to thoroughly verify functionality also grows. Increasing design size and time to market pressures create more demand for throughput for thorough verification of these high-complexity designs, exceeding the performance capability of software simulators running on general purpose workstations. IKOS' simulation solutions shrink the verification cycle by providing acceleration for gate-level acceleration and RTL acceleration.

   In addition to the simulation bottleneck described above, high complexity system-on-chip (SoC) designs are facing a new verification challenge of system integration verification. The traditional approach to system integration was to develop the hardware and software separately and integrate the two at the end of the project when you have real hardware to run the newly developed software. An example would be the development of a 3D graphics chip used in PC's. These chips require software drivers to interface them to the PC's installed monitor. There are substantial advantages if the software driver can be run using an emulation of the chip while it is still being designed. It allows both the software and hardware developer to find bugs early in the design process and also allows the hardware developer to make performance trade-offs before the chip is actually manufactured.

   With the advent of SoC designs, design teams are looking for ways to provide system integration verification early in the design cycle to prove system level functionality early. The figure below shows how early system integration shrinks the design cycle.

                              [LOGO APPEARS HERE]
IKOS' Systems Integration Value Proposition graphic shows how early system integration shrinks the design cycle.

   IKOS emulation products are ideal for tackling the challenge of early system integration. One of the key challenges with integration of hardware and software is performance. Simulation has proven to be too slow to allow for realistic system operation. IKOS emulation platforms offer 1 million cycles per second verification performance and deliver the level of performance necessary to verify system operation and run the system software for an integrated view of the system.

Company Solutions

   IKOS offers two different hardware technologies for verification, namely, 1) emulation and 2) hardware accelerated simulation. The emulation technology is utilized primarily for system-level verification where simulation and hardware accelerated simulation fall short of meeting customers' verification requirements. The figure below positions three verification technologies; software simulation, simulation acceleration, and emulation. These technologies are positioned from two perspectives: first where you are in the design cycle (i.e. early conceptual design and verification to implementation verification) and the second is the average performance of the solution measured in cycles per second.

                              [LOGO APPEARS HERE]
IKOS' Products graphic shows how IKOS' products are positioned within three verification technologies; software simulation, simulation acceleration, and emulation.

   The Company's emulation solutions are differentiated from the competition through the Company's patented VirtuaLogic compiler technology. VirtuaLogic allows the Company to deliver the lowest cost, high capacity solution available in emulation today and provides two to three orders of magnitude more performance than hardware accelerated simulation. The Company's VLE and Avatar emulation platforms leverage the rapidly growing system-level verification requirements created by the growth in silicon complexity.

   The hardware accelerated simulation technology is used for chip-level and sign-off level verification and provides one to two orders of magnitude more performance than software simulation. These two hardware technologies are augmented with software technologies: compilation software and integration software and interfaces to support customer design flows with high performance verification. The Company's Nsim and ARES simulation platforms leverage the growing bottleneck in RTL simulation created by the growth in silicon complexity.

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

Maintenance and Support

   The Company provides hardware and software maintenance and support on a contractual basis after the initial product warranty has expired. Hardware maintenance is provided on an on-site or on a return and repair basis. The Company also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software upgrades, if any, from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Maintenance revenues, as a percent of total revenues, represented 27% in fiscal 1999, 32% in fiscal 1998 and 17% in fiscal 1997.

Competition

   In emulation mainly used for system-level verification, the Company's main competitors are Cadence Design Systems, Inc. ("Cadence/Quickturn") by virtue of their acquisition of Quickturn Design Systems, Inc. ("Quickturn") in 1999 and Mentor Graphics Corporation ("Mentor"). Cadence/Quickturn continues to be the market leader. Mentor Graphics offers emulation solutions in Europe and Asia but is currently enjoined from selling in the United States as a result of litigation initiated by Cadence/Quickturn. The Cadence/Quickturn and Mentor Graphics legal proceedings have continued and still await rulings from several courts. In addition to its legal matters, Cadence/Quickturn continues to transition customers to their new hardware. Cadence/Quickturn announced their next generation emulator "Mercury" and the end of life of their current System Realizer product in 1998. The legal proceedings and acquisition by Cadence slowed this transition, so consequently customers are still making transition decisions on moving from System Realizer to the new Mercury system.

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

   IKOS' direct sales strategy concentrates on those companies that it believes are key users and designers of complex ICs and IC-based systems for high-performance applications. For the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997, one customer Lucent Technologies, Inc., accounted for approximately 14%, 13%, and 11% of net revenues, respectively.

   Direct Sales. IKOS currently maintains direct sales and support offices in the following states: Arizona, California, Illinois, Massachusetts, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary, IKOS K.K. and in central Europe through its wholly-owned subsidiary, ICOS Systems GmbH, and through its sales offices in France and England. Direct sales, including maintenance fees, accounted for approximately 94% of the Company's net revenues in fiscal year 1999. Direct sales, including maintenance fees, accounted for over 95% of the Company's net revenues in fiscal year 1998. Direct sales for fiscal 1997 as a percentage of net revenues were 90%.

   Distributors. IKOS believes that international markets are an important source of the Company's revenues and while the bulk of its sales is through direct channels, the Company has developed distributor relationships in ten foreign countries in Europe and Asia. In fiscal 1997, the Company terminated its distributor relationship in Japan and began selling directly in that market. Subsequent to fiscal 1999, the Company entered into a new distributor agreement for sales in Japan. Revenues to distributors were less than 10% and 5% of the Company's net revenues for the fiscal year 1999 and 1998, respectively. Distributor revenues for fiscal 1997 as a percentage of net revenues were approximately 10%.

   International Sales. International sales, including export sales and foreign operation net revenues, accounted for approximately 37%, 36% and 34% of the Company's net revenues in fiscal 1999, 1998, and 1997 respectively. International revenues increased during fiscal 1999 due to increased demand for the Company's product, primarily in Europe and the South Asia territories. In fiscal 1998, international revenues decreased as a result of decreases in Voyager sales and limited availability of emulation product for shipment during fiscal 1998. During fiscal 1997, the Company terminated its Japan distributor relationship and completed its transition to a direct sales channel in Japan. This transition contributed to less than expected revenues in Japan during the fiscal years 1999 and 1998. Subsequent to fiscal 1999, the Company entered into a new distributor agreement for sales to Japan. Although the Company has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems denominated in U.S. dollars only, the Company pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. With the exception of sales to customers through the Japan subsidiary, sales in all foreign countries are denominated in U.S. dollars. Sales through the Japan subsidiary are denominated in Japanese Yen. For those sales made in Japanese Yen, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales.

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

   The Company's research and product development organization included 118 engineers at October 2, 1999. During fiscal 1999, 1998, and 1997, the Company spent approximately $13.4 million, $14.4 million, and $10.7 million, respectively, on research and development. During fiscal 1998, the Company also spent approximately $9.0 million acquiring technology from Interra, Inc. In addition to acquiring this technology, the Company also obtained the services of approximately 52 software engineers in establishing a research and development subsidiary in India. During 1997, the Company spent approximately $7.3 million, related to acquiring technology purchased from Zycad Corporation ("Zycad"). The Company's research and development costs, including costs of software development before technological feasibility, are expensed as incurred.

Proprietary Rights

   Due to the rapid pace of technological advancement, the Company believes it is less dependent on the protection of proprietary product information than on its ability to develop and market new products. The Company protects its proprietary product information through the use of employee nondisclosure agreements and by limiting access to confidential information. The Company presently has 11 United States patents, that cover various aspects and features of its products, including its overall system architecture and certain features in the systems hardware for both simulation and emulation products. These licenses expire between November 22, 2005 and December 29, 2015. The Company also has licensed rights under certain patent applications relating to VirtualWires from MIT. This license is through December 2004, and thereafter becomes nonexclusive. MIT may terminate this license if the Company fails to meet certain minimum net sales milestones or upon certain other material breaches of the license agreement that remain uncured after 90 days' notice of such breach. Although the Company may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products.

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

Employees

   As of October 2, 1999, the Company employed a total of 290 persons, consisting of 127 in marketing, sales and support, 15 in manufacturing, 118 in research, development and engineering, and 30 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees is represented by a labor organization, and the Company considers its relations with its employees to be good.

Item 2. Properties

   The Company's principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located on approximately 57,000 square feet of leased office building space in Cupertino, California. The lease on this facility expires September 2000, with options to extend the lease for up to nine years. The Company is currently completing negotiations for building space for up to 106,000 square feet in San Jose, California to replace the expiring lease. In addition, the Company leases research and development and sales office space domestically in Arizona, California, Illinois, Massachusetts, Minnesota, New Jersey and Texas and internationally in England, France, Germany and Japan. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

   None.

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

Executive Officers of the Registrant

   Set forth below is certain information with respect to age and background for each of the officers of the Company.

             Name           Age            Position With the Company
             ----           ---            -------------------------
   Gerald S. Casilli....... 60  Chairman of the Board
   Ramon A. Nunez.......... 45  Chief Executive Officer, President and Director
                                Chief Financial Officer, Vice President of
   Joseph W. Rockom........ 60   Finance and Administration, and Secretary
                                Vice President of Advanced Research and Chief
   Daniel R. Hafeman....... 50   Technical Officer
   Stephen M. McLaughlin... 52  Vice President of Manufacturing
                                Vice President of Business Development and
   Lawrence A. Melling..... 42   Strategic Marketing
   Robert Hum.............. 47  Senior Vice President of Product Operations
   Nader Fathi............. 40  Vice President of International Sales
   Tom Gardner............. 51  Vice President of North American Sales

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

                                                                  High     Low
                                                                -------- -------
   Fiscal 1998
   First Quarter............................................... $ 12.688 $ 5.688
   Second Quarter..............................................    8.750   6.500
   Third Quarter...............................................    7.625   3.500
   Fourth Quarter..............................................    3.656   1.313
   Fiscal 1999
   First Quarter............................................... $  3.625 $ 1.406
   Second Quarter..............................................    6.063   3.625
   Third Quarter...............................................    9.875   5.000
   Fourth Quarter..............................................   11.000   6.375

   The approximate number of record holders of IKOS stock as of November 8, 1999 was 150. The approximate number of beneficial holders is estimated to be 3,800 as of that same date.

   The Company has never declared or paid cash dividends on its stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

   During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through December 10, 1999, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96 and approximately 202,000 shares of this total have been reissued through the Company's stock option and stock purchase plans.

Item 6. Selected Financial Data (in thousands, except per share data)

                                                Fiscal Years Ended
                                     ----------------------------------------------

                                     Oct. 2, Oct. 3,  Sept. 27, Sept. 28, Sept. 30,
                                      1999     1998     1997      1996     1995
                                     ------- -------- --------- --------- ---------
Consolidated Statement of
 Operations Data:
Net revenues.......................  $56,333 $ 40,893  $56,096  $45,341   $28,600
Cost of revenues...................   13,778   14,734   12,452    9,852     7,139
                                     ------- --------  -------  -------   -------
  Gross profit.....................   42,555   26,159   43,644   35,489    21,461
Operating expenses.................   39,944   49,516   42,495   36,070    18,063
                                     ------- --------  -------  -------   -------
Income (loss) from operations......    2,611  (23,357)   1,149     (581)    3,398
Other income.......................      495    1,031    1,269    1,140       169
                                     ------- --------  -------  -------   -------
Income (loss) before provision for
 income taxes......................    3,106  (22,326)   2,418      559     3,567
Provision (benefit) for income
 taxes.............................      650    4,928    1,023   (1,892)      411
                                     ------- --------  -------  -------   -------
  Net income (loss)................  $ 2,456 $(27,254) $ 1,395  $ 2,451   $ 3,156
                                     ======= ========  =======  =======   =======
Basic net income (loss) per share..  $  0.30 $  (3.24) $  0.17  $  0.33   $  0.56
                                     ======= ========  =======  =======   =======
Weighted-average shares used in
 computing basic per share
 amounts...........................    8,306    8,418    8,408    7,383     5,611
                                     ======= ========  =======  =======   =======
Diluted net income (loss) per
 share.............................  $  0.27 $  (3.24) $  0.16  $  0.30   $  0.51
                                     ======= ========  =======  =======   =======
Weighted-average shares used in
 computing diluted per share
 amounts...........................    9,140    8,418    8,927    8,114     6,151
                                     ======= ========  =======  =======   =======
Consolidated Balance Sheet Data:
Working capital....................  $ 8,278 $  5,492  $31,608  $27,919   $ 7,509
Total assets.......................   31,790   33,344   56,550   53,471    17,152
Long-term, debt, less current
 portion...........................      --       --       --       350     1,300
Total stockholders' equity.........   15,031   12,613   41,990   38,144     7,710


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

Nature of Operations

   The Company develops, manufactures, markets and supports hardware and software systems for the verification of integrated circuit designs. IKOS' mission is to help customers realize their high complexity electronic systems through innovative design verification solutions. The Company's products are designed to enable its customers to verify their designs more rapidly and accurately than existing software-based simulation tools. In 1996, the Company broadened its spectrum of verification solutions to extend from the design concept stage to the prototype stage by introducing its first emulation system. The Company commercially released its first emulation system in 1997 and has completely redesigned its original emulation product to the current two million gate emulation solution. During fiscal 1999, the Company released its third generation emulation product, which provides a five million gate emulation solution.

   The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company markets its products and services primarily through its direct sales and service organization as the Company has direct sales operations throughout the United States and in the United Kingdom, France, Germany and Japan. The Company also has a distribution network covering the remainder of Europe and in parts of Asia. In fiscal 1998, the Company opened a research and development operation in India.

Net Revenues

   For the fiscal year ended October 2, 1999, net revenues increased 38% from $40,893,000 in fiscal 1998 to $56,333,000 in fiscal 1999. The increase was primarily the result of increased sales of the Company's emulation product. Emulation revenues increased over 233% during the current fiscal year as the Company commercially delivered its two million gate emulator late in the fourth quarter of fiscal 1998 and its five million gate systems in the third quarter of fiscal 1999. During fiscal 1998, emulation revenues were hampered by a lengthy beta test program for it's the Company's two million gate emulation product. Due to the extended length of the Company's beta program, emulation revenues were lower than expected for fiscal 1998. Simulation revenues were slightly higher in 1999 than fiscal 1998 showing a growth of approximately 10%. The increase was higher than expected as the Company has introduced new products although the Company believes the growth in the simulation product line is limited. The Company expects simulation revenues to decrease slightly during fiscal 2000, while emulation revenues are expected to increase as a result of the Company's continued focus in this area. For the fiscal year ended October 3, 1998, net revenues decreased 27% from $56,096,000 in fiscal 1997 to $40,893,000 in fiscal 1998. The decrease was primarily the result of the decline in the sales of the Company's Voyager simulation product line, which decreased approximately 52% from the previous year. The decrease in simulation revenues was due in part to delays in the introduction of new simulation products and increased focus on the Company's emulation product line and consulting services. In addition, the Company encountered a lengthy beta test program for its second-generation emulation product. Due to the extended length of the Company's beta program, emulation revenues were lower than expected for fiscal 1998 and flat with the previous year. The unexpected length of the beta program limited the Company's shipments of revenue producing units during the third quarter and fourth quarter of fiscal 1998. The Company completed its beta program and began to ship commercial product during the fourth quarter of fiscal 1998.

   In fiscal 1998, the Company has consolidated its consulting services group with its technical support organization. As such, consulting services revenues decreased from $4,132,000 in fiscal 1998 to $2,008,000 in fiscal 1999. The Company no longer focuses on this source of revenue as a separate organization and as such revenues in future periods will be consolidated with the related product revenues. For fiscal 1998, consulting services revenue increased from approximately $2,792,000 during the year ended September 27, 1997 to over $4,132,000. The Company's aggressive pursuit of providing value added consulting services to new and existing customers in fiscal 1998 was the main reason for the increase. However, as previously noted that while the Company has seen growth in this market, the Company has consolidated the services group with its technical support organization to better leverage the Company's higher margin product business. As a result, the growth realized in prior periods is not likely to be indicative of revenue levels in future periods.

   Maintenance revenues for fiscal 1999 increased 14% over the previous year to $15,075,000 from $13,169,000. The growth is primarily attributable to the current Voyager systems installed base and the increasing installed base of the Company's emulation systems. However, the increase is offset by customers of older Voyager systems are not renewing their maintenance on such systems at the same rate as in the past. In addition, the growth rate is lower than prior years due to the downturn in product revenues in fiscal 1998 that directly impacted the level of products due for maintenance renewals in the fiscal 1999. Also, lower growth rate is attributable to the overall transition of the Company's installed based from primarily Voyager system holders to emulation system holders. Fiscal 1998 maintenance revenues grew by 35% over fiscal 1997. The increase was primarily the result of the level of Voyager systems installed and the addition of the new emulation product.

   International sales (export sales and sales by the Company's Japan and European operations) were $21,076,000, $14,532,000 and $19,194,000 for fiscal years 1999, 1998 and 1997, respectively. These sales represent 37%, 36% and 34% of net revenues, respectively. For fiscal 1999, international revenues increased by $6,545,000 and just slightly as a percentage of revenues. The increase was primarily a result of the growth in sales in the Company's European region from $9,620,000 in fiscal 1998 to $12,818,000 in fiscal 1999. The Company has seen higher demand in this area over the past year resulting in the increase. Revenues in Asia also increased significantly, increasing from $4,912,000 in fiscal 1998 to $8,258,000 in fiscal 1999 or over 68% from the prior year. The increase is due to a resurgence in the Asia marketplace after several years of lower revenues due to problems in the Asian economy and the reorganization of the Company's Japan operations. For fiscal 1998, international revenues decreased in absolute dollars by 24% as a result of the decreases in Voyager sales and the limited availability of emulation products for shipment during fiscal 1998. The Company will continue to focus its efforts on the international market and expects that international sales will increase in 2000. There can be no assurances that international sales will increase to the extent anticipated or that the growth that was obtained in fiscal 1999 can be repeated.

Gross Profit

   Gross profit was $42,555,000, $26,159,000 and $43,644,000 or 76%, 64% and
78% of total net revenues for fiscal years 1999, 1998 and 1997, respectively. Overall gross margins and more specifically, product margins for fiscal 1999 increased primarily as a result of higher revenues overall and increased sales of higher margin products. In addition, gross margins for fiscal 1998 were reduced by the write-off of inventory related to obsolete verification products. No similar write-off occurred in fiscal 1999. Also, overall margins for fiscal 1999 were negatively impacted by higher maintenance costs associated with new product introductions as well as the reorganization of the Company's technical support team. For fiscal 1998, gross margins during the year were lower as the Company recorded charges to operations of approximately $3,100,000 for the write-off of obsolete inventory related to the Company's verification products. In addition to the impact from the inventory write-offs, the decrease in margins are a result of the lower than expected revenues resulting in less coverage of fixed manufacturing costs which include increased consulting services personnel costs. These decreases were offset by higher margins on maintenance revenues, as maintenance costs did not grow at the same rate as the related revenues. The Company expects margins to increase from the current year as the Company believes it will realize higher revenue levels, including sales of products with higher margins and recognize greater manufacturing efficiencies.

Research and Development Expenses

   Research and development expenses were $13,443,000, $14,381,000 and $10,740,000 in fiscal 1999, 1998 and 1997, respectively. As a percentage of net revenues, research and development expenses were 24%, 35% and 19% for fiscal 1999, 1998 and 1997, respectively. The decrease in research and development expenses decreased in absolute dollars and as a percentage of revenues was primarily due to non-recurring charges in fiscal 1998 associated with prototypes for completed product projects, including its revamping of the original emulation technology. There were fewer such costs in fiscal 1999 as fewer prototype projects were completed during the year. Higher consulting fees needed to complete the various projects also affected the fiscal 1998 spending. In addition, the decrease in fiscal 1999 as a percentage of revenues is a direct result of the lower revenues in fiscal 1998 when compared to spending in fiscal 1998. The higher spending levels in fiscal 1998 due to project completions and decreased revenue levels in fiscal 1998 are the primary reasons for the increases over fiscal 1997 in both absolute dollars and as a percentage of revenue. The Company expects research and development expenses to increase in absolute dollars as the Company expects to continue its on-going research and development efforts for completion of its current and future product development projects.

Sales and Marketing Expenses

   Sales and marketing expenses were $21,822,000, $18,609,000 and $17,516,000 in fiscal 1999, 1998 and 1997, or 39%, 46% and 31% of net revenues, respectively. The increase in absolute dollars is due to salary and commission increases as a result of higher sales levels. The increase is also a result of higher spending for rep commissions, consultants, travel expenses and other marketing expenditures for new product introductions. As a percentage of revenues, sales and marketing expenses decreased from 1998 to 1999, primarily due to the lower revenue base in 1998 when compared to the level of spending. The increase in sales and marketing expenses in fiscal 1998 from fiscal 1997 is primarily the result of higher salaries and commissions as well as increased spending, depreciation and travel expenses. The Company expects sales and marketing expenses to increase in absolute dollars in fiscal 2000 as the Company continues to expand its field application engineering resources and to support increased activities at its foreign locations.

General and Administrative Expenses

   General and administrative expenses were $4,267,000, $4,247,000 and $3,777,000 for fiscal 1999, 1998 and 1997, or 8%, 10% and 7% of net revenues, respectively. General and administrative expenses remained flat in 1999 as higher spending in payroll related costs were offset with lower consulting and professional fees. General and administrative costs increased as a percentage of net revenues in 1998 primarily as a result of the reduction in net revenues. In addition, general and administrative expenses increased approximately $500,000 as a result of increased consulting expenses associated with the Company's recruiting efforts and new information system implementation. General and administrative expenses are expected to increase in absolute dollars in fiscal 2000.

Other Income

   Net interest income in fiscal 1999 was $495,000, representing a 52% decrease from the $1,031,000 earned in 1998. The decrease is due to the lower cash, cash equivalent and short-term investment balances during fiscal 1999. Cash, cash equivalents and short-term investments decreased from $15,682,000 in 1998 to $10,534,000 in fiscal 1999. The decrease was primarily the result of an increase in accounts receivable, purchases of equipment, repurchases of common stock and reductions in accounts payable, accrued liabilities and deferred revenues. Net interest income in fiscal 1998 was $1,031,000, representing a 19% decrease from the $1,269,000 earned in 1997. The decrease was the result of the reduction of cash, cash equivalents, and short-term investments from $24,815,000 in fiscal 1997 to $15,682,000. The primary use of the interest income generating funds was the payment of approximately $6,490,000 to Interra in connection with the Company's acquisition of technology and the repurchase of approximately 387,000 shares of common stock for approximately $2,673,000.

Provision for Income Taxes

   During fiscal 1999, the Company recorded a tax provision of $650,000, which primarily consisted of federal and state alternative minimum taxes and foreign taxes. For fiscal 1998, the Company recorded a tax provision of $4,928,000. The provision primarily consisted of the write down of the Company's net deferred tax assets because these deferred tax assets are not considered to be realizable on a more likely than not basis, as a result of the losses incurred in fiscal 1998. During fiscal 1997, the Company recorded a tax provision of $1,023,000, which primarily consisted of federal tax, state taxes, foreign taxes, and the impact of goodwill amortization.

Other

   With the exception of the Company's Japan operations, the Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the change in value of the underlying asset or liability. Through October 2, 1999, such hedging arrangements have been immaterial to the Company operations.

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

   Sales Trends--Over the past several years the marketplace for the Company's products has evolved substantially. The Company has seen a significant reduction in sales of its simulation products as revenues have declined from approximately $37,044,000 in fiscal 1997 to approximately $19,463,000 in fiscal 1999. While the decrease is due in part to the evolution of the market, the primary cause of the decrease is the result of the Company's focus on its new emerging product line of emulation solutions. The Company has seen its revenues from its emulation products increase from approximately $6,000,000 in fiscal 1997 to over $20,000,000 in fiscal 1999. The Company anticipates that the simulation product revenue will continue to decrease, however, on a slower pace over the next year and its emulation revenues will increase resulting in increased sales overall. There can be no assurance that the Company will be able to maintain these expected trends. These trends will be dependent upon the Company introducing new products and methodologies. Furthermore, increased overall sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design, the ability of the Company's products to shorten overall customer design cycles and increased industry acceptance of the Company verifications solutions. Because the market for hardware-assisted verification products is evolving, it is difficult to predict with any assurance whether the markets for such solutions will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

   New Product Development--To obtain the expected revenue growth, the Company needs to continue to invest in new product development. The Company has focused most of its development resources on its emulation products. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several hardware and software design issues with its initial emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its hardware and software design issues by completely redesigning the emulation product and released its second-generation emulation product late in the fourth quarter of fiscal 1998. During fiscal 1999, the Company released its third-generation emulation product, which provides a five million gate emulation solution. While the Company has seen favorable results with its latest release, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product as well as other verification products, and as the Company continues to develop such products which are based on the new technology, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting verification products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service. Furthermore, the absence of performance problems or other difficulties that may require design modifications and related expenses will contribute to overall success otherwise such issues may hinder or damage market acceptance of the products. While the Company's verification systems are designed to provide cost and ease of use advantages intended to broaden the market for hardware-assisted verification, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for such verification solutions will broaden beyond the current set of users.

   In May 1998, the Company completed its acquisition of certain technology and research and development expertise from Interra, Inc., and its affiliate, Delsoft India Pvt. Limited. The Company has developed certain of the technology into new products and the resources obtained in this transaction have positively impacted the Company's product development deadlines. However, the Company has significant development risk with respect to the continued incorporation of the acquired technology into future products. Such effort will result in increased spending on research and development as the Company attempts to continue to meet its goals and deadlines. There can be no assurance that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurance that the resulting new products will adequately meet the requirements of the marketplace.

   Competition--The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from its verification products. The Company currently competes with traditional software verification methodologies, including product offerings sold by Cadence, Synopsis and Mentor Graphics. The Company's main competition for the sale of emulation systems is Quickturn/Cadence. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

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

   The Company generally purchases these components, including semiconductor memories used in the Company's verification hardware, pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of its source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex, and the Company's reliance on the suppliers of these components exposes the Company to production difficulties and quality variations that may be experienced by these suppliers. Therefore, the Company's reliance on its sole and limited source suppliers involves several risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and timely delivery and quality of acceptable components. While the timeliness and quality of deliveries to date from such suppliers have been acceptable, there can be no assurance that problems will not occur in the future. Any prolonged inability to obtain components or subassemblies in sufficient quantities or quality or on favorable pricing or delivery terms, or any other circumstances that would require the Company to seek alternative sources of supply, could have a material adverse effect on the Company's operating results and could damage the Company's relationships with its customers.

   Customer Concentration--A relatively limited number of customers have historically accounted for a substantial portion of the Company's net revenues. During fiscal 1999, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 60%, 45% and 52%, respectively, of the Company's net revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on the Company's results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that such increases will occur.

   Year 2000 Considerations--The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As such there is the risk that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such recognition, could result in miscalculations, classifications errors or system failures. The Company has taken steps to review, update or confirm such update of all of the systems (IT and Non IT) which use date-sensitive computerized information used in its operations, including its current products, vendor and customer systems. The Company has completed its assessment and testing for Year 2000 compliance within its current product lines and the Company believes all existing products to be compliant. All future products are being designed and tested to be Year 2000 compliant. The costs associated with this assessment and testing have been immaterial and have not materially impacted other non-Year 2000 IT projects. The Company has completed its assessments of its significant third party systems, including its IT systems and other vendor systems and believe such systems are in compliance. The Company does not believe that the incremental costs incurred to date or expected to be incurred in the future in addressing this matter are material to the Company's operating results. However, if the Company has failed to adequately address any of its systems or if its vendor or customer systems fail to adequately address this risk, the Company's financial condition and results of operations could be adversely affected. The Company has developed a contingency plan to provide critical services. The Company will continue to devote the necessary resources to the issue, however, disruptions to the economy generally resulting from the Year 2000 issues could materially adversely impact the Company.

Liquidity and Capital Resources

   Since inception, the Company has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments decreased to $10,534,000 at October 2, 1999 from $15,682,000 at October 3, 1998. The decrease was a result of $3,064,000 cash used in operating activities and $2,230,000 cash used in investing activities (excluding short-term investment activities) offset by $146,000 of cash provided by financing activities.

   Operating Activities--The Company's operating activities used cash of $3,064,000 in fiscal 1999 and provided cash of $3,482,000 during fiscal 1998 and $7,161,000 during fiscal 1997. The use of cash for operating activities primarily consisted of an increase in accounts receivable and decreases in accounts payable, other accrued liabilities and deferred revenues partially offset by net income adjusted for depreciation and amortization and a decrease in inventories with increases in accrued payroll and accrued commissions. For fiscal 1998, the $3,482,000 cash provided by operations was primarily due to net loss adjusted for special charges, depreciation and amortization, deferred tax assets adjustments, a decrease in accounts receivable and inventory and increases in accounts payable, income taxes payable and deferred revenues offset by payments on accrued payroll. For fiscal 1997, the net cash provided by operating activities primarily resulted from the net income adjusted for special charges related to the Zycad technology purchase plus depreciation and amortization offset by increases in accounts receivable, inventory and a decrease in accounts payable.

   Investing Activities--Net cash provided by investing activities for fiscal 1999 was $2,417,000 while cash used in investing activities for fiscal 1998 and 1997 was $2,413,000 and $10,172,000, respectively. During fiscal 1999, cash provided by investing activities primarily related to the net maturities of short-term investment that were converted to cash or cash equivalents offset by purchases of capital equipment. The primary use of cash during fiscal 1998 consisted of approximately $3,235,000 in capital expenditures, $500,000 related to the acquisition of Deerbrook Systems, Inc. and $6,490,000 related to the acquisition of technology from Interra, Inc. This use of cash for investment activities was offset by the net maturities of short-term investments totaling $7,812,000. The primary uses of cash during fiscal 1997, was the $7,289,000 paid for the acquisition of technology from Zycad and capital expenditures of approximately $2,192,000. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations. Also included in the 1999 and 1998 capital expenditures were amounts related to leasehold improvements with respect to the new development facility in India. The Company expects continued capital expenditures during fiscal 2000 as expected headcount additions and computer upgrade requirements will result in additional acquisitions of computers and engineering workstations.

   Financing Activities--Financing activities provided net cash of approximately $146,000 during fiscal 1999. The net cash provided by financing activities were primarily related to the net sale of common stock under the Company's Stock Option and Stock Purchase Plans. During fiscal 1999, the Company repurchased approximately 130,000 shares of commons stock for approximately $407,000. Through October 2, 1999, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96. Of this total 170,000 shares have been reissued through the Company's stock option and stock purchase plans. Net cash used in financing activities for the year ended October 3, 1998, was $2,390,000 and was primarily related to the net purchases of the Company's common stock during the year. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. During fiscal 1998, the Company repurchased approximately 386,500 shares at a weighted-average per share price of $6.92 or approximately $2,674,000. In addition, the Company repaid its remaining principal debt obligations totaling $350,000. During fiscal 1997, the Company's financing activities provided cash of $1,907,000. Cash provided from financing activities during fiscal 1997 were primarily related to proceeds of $2,451,000 from the exercise of options to purchase common stock under the Company's stock option and purchase plans. Such proceeds were offset by the payment of $750,000 on outstanding debt obligations.

   The Company's primary unused sources of funds at October 2, 1999 consisted of $7,664,000 of cash and cash equivalents, in addition to $2,870,000 of short-term investments. The Company is in the process of obtaining a general working line of credit and equipment line of credit. While these arrangements are not yet in place, the Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months and such financing arrangement will further assist the Company in funding its operating, investing and financing activities. There can be no assurances that such financing will be available on terms favorable or acceptable to the Company.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   As of October 2, 1999, the Company's investment portfolio consists of money market funds, and mortgaged-back government obligations generally due within one year. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, the Company places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate $4,511,000 and have an average interest rate of approximately 5%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of the Company to hold these investments until maturity, the Company believes that if a significant change in interest rates were to occur, it would not have a material effect on the Company's financial condition, although there can be no assurance of this.

   In addition to its cash equivalents and short-term investments, the Company enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge includes the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. As such, the impact of exchange rate changes on these contracts is offset by the impact of the changes in the rate on the underlying transactions. Therefore, any market risks associated with these contracts and related underlying transactions are deemed minimal. As of October 2, 1999, the Company did not have any foreign forward contracts outstanding.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information contained on pages 4, 5 and 6 of the Company's Definitive Proxy Statement related to the Annual Meeting of Stockholders to be held January 19, 2000, to be filed by the Company with the Securities and Exchange Commission (the "Proxy Statement") with respect to the directors of the Company is incorporated herein by reference. Information with respect to executive officers of the Company is contained in Part I of this report.

Item 11. Executive Compensation

   The information required by this Item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the section captioned "GENERAL INFORMATION- Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following financial documents of the Registrant are filed as part of this report:

    (1) Financial Statements:

                                                                           Page
                                                                           ----
    Report of Ernst & Young LLP, Independent Auditors..................... F-1
    Consolidated Balance Sheets, October 2, 1999 and October 3, 1998...... F-2
    Consolidated Statements of Operations for the fiscal years ended
     October 2, 1999, October 3, 1998 and September 27, 1997.............. F-3
    Consolidated Statements of Stockholders' Equity for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997........ F-4
    Consolidated Statements of Cash Flows for the fiscal years ended
     October 2, 1999, October 3, 1998 and September 27, 1997.............. F-5
    Notes to Consolidated Financial Statements............................ F-6

    (2) Financial Statement Schedule:

                                                                            Page
                                                                            ----
    Schedule II--Valuation and Qualifying Accounts......................... S-1

    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto which are included herein.

    (3) Exhibits:

      See Index to Exhibits beginning on Page 25 of this report.

   (b) The Company filed no reports on Form 8-K during the fourth quarter ended October 2, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKOS Systems, Inc.

                                                      /s/ Ramon Nunez
                                          By: _________________________________
                                                        Ramon Nunez,
                                                  Chief Executive Officer,
                                                   President and Director

December 17, 1999

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

                                                  Title                    Date
                                                  -----                    ----
          /s/ Ramon Nunez            Chief Executive Officer,        December 17,
____________________________________  President and Director         1999
           (Ramon Nunez)
       /s/ Gerald S. Casilli         Chairman of the Board           December 17,
____________________________________                                 1999
        (Gerald S. Casilli)
        /s/ Joseph W. Rockom         Vice President of Finance and   December 17,
____________________________________  Administration and Chief       1999
         (Joseph W. Rockom)           Finance Officer (Principal
                                      Accounting and Financial
                                      Officer) and Secretary
         /s/ James R. Oyler          Director                        December 17,
____________________________________                                 1999
          (James R. Oyler)
       /s/ Glenn E. Penisten         Director                        December 17,
____________________________________                                 1999
        (Glenn E. Penisten)
           /s/ Jackson Hu            Director                        December 17,
____________________________________                                 1999
            (Jackson Hu)
        /s/ William Stevens          Director                        December 17,
____________________________________                                 1999
         (William Stevens)

                               INDEX TO EXHIBITS

 Exh. No.                   Documentation Description                      Page
 --------                   -------------------------                      ----
  2.1      Agreement and Plan of Reorganization among the Company, VMW
           Acquisition Corporation and VMW dated May 14, 1996
           (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-3 effective June 26, 1996).
  2.2      Technology Purchase Agreement dated May 12, 1998 by and
           between the Company and Interra, Inc. (Incorporated by
           reference to Exhibit 2.1 of the Company's Current Report on
           Form 8-K filed May 20, 1998).
  3.1      Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.1 of the Company's registration statement on Form
           S-1 effective July 25, 1990).
  3.2      Certificate of Amendment of Certificate of Incorporation
           filed May 5, 1994 (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2
           effective October 12, 1995).
  3.3      Certificate of Amendment of Certificate of Incorporation
           filed April 24, 1995 (Incorporated by reference to Exhibit
           4.2 of the Company's registration statement on Form S-2
           effective October 12, 1995).
  3.4      Certificate of Amendment of Certificate of Incorporation
           filed February 3. 1997 (Incorporated by reference to Exhibit
           3.4 of the Company's quarterly report on Form 10-Q for the quarter ending March 29, 1997).
  3.5      By laws (Incorporated by reference to Exhibit 3.2 of the
           Company's registration statement on Form S-1 effective July
           25, 1990).
  4.1      Rights agreement dated as of January 27, 1992 between the
           Company and Manufacturers Hanover Trust Company of
           California, Rights Agent. (Incorporated by reference to
           Exhibit (C)1, in the Company's report on Form 8-K filed
           February 10, 1992).
 10.1      Lease Agreement for the Company's principal facility dated
           March 20, 1992, between Ames Avenue Associates and the
           Company, as amended. (Incorporated by reference to Exhibit
           10.1 of the Company's annual report on 10-K for the year
           ending September 26, 1992).
 10.2      Form of Director and Officer Indemnity Agreement.
           (Incorporated by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 effective July 25, 1990).
 10.3      1988 Stock Option Plan. (Incorporated by reference to
           Exhibit 10.14 of the Company's registration statement on
           Form S-1 effective July 25, 1990).
 10.4      Patent Cross License Agreement dated May 17, 1989 with Zycad
           Corporation (Incorporated by reference to Exhibit 10.20 of the Company's registration statement on Form S-1 effective
           July 25, 1990).
 10.5      International Distributorship Agreement dated April 11,
           1988, with C. Itoh & Co., Ltd. (Incorporated by reference to
           Exhibit 10.24 of the Company's registration statement on
           Form S-1 effective July 25, 1990). Confidential Treatment
           has been granted as to certain portions of this Exhibit.
 10.6      OEM Software License Agreement between CAD Language Systems,
           Inc. and IKOS Systems, Inc. dated June 22, 1989 and
           amendment dated September 1991 (Incorporated by reference to
           Exhibit 10.18 of the Company's Annual Report for the year
           ended September 28, 1991).
 10.7      Technology Transfer and Joint Development Agreement with
           Racal-Redac, Inc. dated July 1, 1993 (Incorporated by
           reference to Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1993).
           Confidential Treatment has been granted as to certain
           portions of this Exhibit.

 Exh. No.                   Documentation Description                      Page
 --------                   -------------------------                      ----
 10.8      Settlement Agreement and Release dated March 31, 1994
           between Racal Redac, Inc. and the Company (Incorporated by reference to Exhibit 10.13 of the Company's registration
           statement on Form S-2 effective October 12, 1995).
 10.9      Software License Agreement with Compass Design Automation
           dated December 31, 1993 (Incorporated by reference to
           Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1994).
 10.10     Agreement dated June 2, 1994, by and between the Company and
           Gerald S. Casilli (Incorporated by reference to Exhibit
           10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).
 10.11     Agreement dated June 2, 1994, by and between the Company and
           Daniel R. Hafeman (Incorporated by reference to Exhibit
           10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).
 10.12     Agreement dated June 2, 1994, by and between the Company and
           Stephen McLaughlin. (Incorporated by reference to Exhibit
           10.18 of the Company's quarterly report on Form 10-Q for the quarter ended July 2, 1994).
 10.13     Agreement dated June 2, 1994, by and between the Company and
           Larry A. Melling (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
           quarter ended July 2, 1994).
 10.14     Agreement dated June 2, 1994, by and between the Company and
           Ramon A. Nunez (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
           quarter ended July 2, 1994).
 10.15     Agreement dated June 2, 1994, by and between the Company and
           Joseph W. Rockom (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the
           quarter ended July 2, 1994).
 10.16     The Company's 1995 Outside Directors Stock Option Plan
           (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-2 effective October 12,
           1995).
 10.17     Development and OEM Agreement for Verilog/IKOS Co-simulation
           Interface dated August 26, 1994 by and between the Company and Precedence Incorporated (Incorporated by reference to
           Exhibit 10.24 of the Company's registration statement on
           Form S-2 effective October 12, 1995).
 10.18     Amendment to OEM Agreement for the acquisition of certain
           software technology, by and between Compass Design
           Automation, Inc. and the Company dated December 27, 1995
           (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended December
           30, 1995).
 10.19     Amended and Restated Employment Agreement dated August 1,
           1995 by and between the Company and Ramon Nunez
           (Incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q for the quarter ended December
           30, 1995).
 10.20     Patent License Agreement dated December 22, 1993 between
           Massachusetts Institute of Technology and the Company
           (Incorporated by reference to Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended June 29,
           1996). Confidential treatment has be granted as to certain portions of this Exhibit.
 10.21     The Company's 1995 Stock Option Plan, as amended
           (Incorporated by reference to Exhibit 10.21 of the Company's
           Quarterly Report on Form 10-Q for the quarter ended April 4,
           1998).

 Exh. No.                   Documentation Description                      Page
 --------                   -------------------------                      ----
 10.22     The Company's 1996 Employee Stock Purchase Plan, as amended
           (Incorporated by reference to Exhibit 10.22 of the Company's
           Quarterly Report on Form 10-Q for the quarter ended April 4,
           1998).
 10.23     The Company's amended and restated Rights Plan by and
           between the Company and Bank of Boston NA dated January 22,
           1999 (Incorporated by reference to Exhibit 1 of the
           Company's report on Form 8-A /a filed on January 29, 1999.
 10.24     Agreement dated April 11, 1997, by and between the Company and Robert Hum (Incorporated by reference to Exhibit 10.24 of the Company's quarterly report on Form 10-Q for the
           quarter ended July 3, 1999)
 10.25     Agreement dated February 2, 1999, by and between the Company and Thomas N. Gardner (Incorporated by reference to Exhibit
           10.25 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1999).
 10.26     Agreement dated February 3, 1999, by and between the Company and Nader Fathi (Incorporated by reference to Exhibit 10.26 of the Company's quarterly report on Form 10-Q for the
           quarter ended July 3, 1999).
 21.1      List of Subsidiaries.
 23.1      Consent of Ernst & Young LLP, Independent Auditors.
 24.1      Power of Attorney (Included on page 24 of this report).
 27.1      Financial Data Schedule

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
IKOS Systems, Inc.

   We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc., as of October 2, 1999 and October 3, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc., at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
October 21, 1999

                               IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                          October 2, October 3,
                                                             1999       1998
                                                          ---------- ----------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $  7,664   $  8,165
  Short-term investments.................................     2,870      7,517
  Accounts receivable (net of allowances for doubtful
   accounts of $801 and $801, respectively)..............    10,549      6,033
  Inventories............................................     3,455      3,816
  Prepaid expenses and other assets......................       435        536
                                                           --------   --------
      Total current assets...............................    24,973     26,067
  Equipment and leasehold improvements
    Office and evaluation equipment......................     5,663      4,876
    Machinery and equipment..............................    10,513      9,201
    Leasehold improvements...............................       718        587
                                                           --------   --------
                                                             16,894     14,664
      Less allowances for depreciation and amortization..   (11,832)    (9,342)
                                                           --------   --------
                                                              5,062      5,322
  Intangible assets (net of accumulated amortization of
   $716 and $303,
   respectively).........................................     1,146      1,559
  Other assets...........................................       609        396
                                                           --------   --------
                                                           $ 31,790   $ 33,344
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable.......................................  $  3,763   $  4,789
  Accrued payroll and related expenses...................     2,709      1,854
  Accrued commissions....................................     1,052        801
  Income taxes payable...................................     1,019      1,185
  Other accrued liabilities..............................     2,815      4,350
  Deferred revenues......................................     5,337      7,596
                                                           --------   --------
      Total current liabilities..........................    16,695     20,575
Accrued rent.............................................        64        156
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares
   authorized, none issued and outstanding...............       --         --
  Common stock, $.01 par value; 50,000 shares authorized,
   8,797 and 8,797 shares issued and 8,401 and 8,361
   outstanding, respectively.............................        88         87
  Treasury stock, at cost, 396 shares in 1999 and 436 in
   1998..................................................    (2,536)    (3,144)
  Additional paid-in capital.............................    58,312     58,775
  Accumulated other comprehensive income.................      (498)      (314)
  Accumulated deficit....................................   (40,335)   (42,791)
                                                           --------   --------
      Total stockholders' equity.........................    15,031     12,613
                                                           --------   --------
                                                           $ 31,790   $ 33,344
                                                           ========   ========

                See notes to consolidated financial statements.

                               IKOS SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Fiscal Years Ended
                                           -----------------------------------
                                           October 2, October 3, September 27,
                                              1999       1998        1997
                                           ---------- ---------- -------------
Net revenues
  Product.................................  $41,258    $ 27,724     $46,350
  Maintenance.............................   15,075      13,169       9,746
                                            -------    --------     -------
    Total net revenues....................   56,333      40,893      56,096
Cost of revenues
  Product.................................    9,578      12,952      10,745
  Maintenance.............................    4,200       1,782       1,707
                                            -------    --------     -------
    Total cost of revenues................   13,778      14,734      12,452
                                            -------    --------     -------
    Gross profit..........................   42,555      26,159      43,644
Operating expenses:
  Research and development................   13,443      14,381      10,740
  Sales and marketing.....................   21,822      18,609      17,516
  General and administration..............    4,267       4,247       3,777
  Acquired in process research and
   development and special charges........      --        7,600       9,202
  Amortization of intangibles.............      412       4,679       1,260
                                            -------    --------     -------
    Total operating expenses..............   39,944      49,516      42,495
                                            -------    --------     -------
Income (loss) from operations.............    2,611     (23,357)      1,149
Interest and other income.................      495       1,031       1,269
                                            -------    --------     -------
Income (loss) before provision for income
 taxes....................................    3,106     (22,326)      2,418
Provision for income taxes................      650       4,928       1,023
                                            -------    --------     -------
    Net income (loss).....................  $ 2,456    $(27,254)    $ 1,395
                                            =======    ========     =======
Earnings (loss) per share:
Basic net income (loss)...................  $  0.30    $  (3.24)    $  0.17
                                            =======    ========     =======
Common and common equivalent shares used
 in computing basic per share amounts.....    8,306       8,418       8,408
                                            =======    ========     =======
Diluted net income (loss).................  $  0.27    $  (3.24)    $  0.16
                                            =======    ========     =======
Common and common equivalent shares used
 in computing diluted per share amounts...    9,140       8,418       8,927
                                            =======    ========     =======

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                 Accumulated
                                       Common Stock  Treasury Stock  Additional     Other                     Total
                         Comprehensive ------------- --------------   Paid-in   Comprehensive Accumulated Stockholders'
                            Income     Shares Amount Shares Amount    Capital      Income       Deficit      Equity
                         ------------- ------ ------ ------ -------  ---------- ------------- ----------- -------------
Balance at
 September 28, 1996....                8,179   $ 82    --   $   --    $55,019       $ (25)     $(16,932)    $ 38,144
Net issuance of stock
 under employee benefit
 plans.................                  432      3    (32)    (341)    2,995         --            --         2,657
Net income.............    $  1,395      --     --     --       --        --          --          1,395        1,395
Net accumulated
 translation losses....        (206)     --     --     --       --        --         (206)          --          (206)
                           --------    -----   ----   ----  -------   -------       -----      --------     --------
 Total comprehensive
  income...............    $  1,189
                           ========
Balance at
 September 27, 1997....                8,611     85    (32)    (341)   58,014        (231)      (15,537)      41,990
Net issuance of stock
 under employee benefit
 plans.................                  186      2    (17)    (130)      761         --            --           633
Acquisition of treasury
 stock.................                  --     --    (387)  (2,673)      --          --            --        (2,673)
Net loss...............    $(27,254)     --     --     --       --        --          --        (27,254)     (27,254)
Net accumulated
 translation losses....         (83)     --     --     --       --        --          (83)          --           (83)
                           --------    -----   ----   ----  -------   -------       -----      --------     --------
 Total comprehensive
  income...............    $(27,337)
                           ========
Balance at October 3,
 1998..................                8,797     87   (436)  (3,144)   58,775        (314)      (42,791)      12,613
Net issuance of stock
 under employee benefit
 plans.................                  --       1    170    1,015      (463)        --            --           553
Acquisition of treasury
 stock.................                  --     --    (130)    (407)      --          --            --          (407)
Net loss...............    $  2,456      --     --     --       --        --          --          2,456        2,456
Net accumulated
 translation losses ...        (184)     --     --     --       --        --         (184)          --          (184)
                           --------    -----   ----   ----  -------   -------       -----      --------     --------
 Total comprehensive
  income ..............    $  2,272
                           ========
                                                                                               --------     --------
Balance at October 2,
 1999..................                8,797   $ 88   (396) $(2,536)  $58,312       $(498)     $(40,335)    $ 15,031
                                       =====   ====   ====  =======   =======       =====      ========     ========


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands
                                 (in thousands)

                                                   Fiscal years ended
                                           -------------------------------------
                                           October 2,  October 3,  September 27,
                                              1999        1998         1997
                                           ----------  ----------  -------------
Operating activities:
  Net income (loss)......................     $ 2,456   $ (27,254)      $  1,395
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization........       2,903       7,189          2,775
    Translation adjustments..............        (184)        (83)          (206)
    Special charges......................         --        7,600          9,202
    Gain (loss) on retirement of
     equipment...........................         --          --               4
    Deferred income taxes................         --        4,577            735
    Accrued rent.........................         (92)        (56)           (25)
Changes in operating assets and
 liabilities:
  Accounts receivable....................      (4,516)      6,195         (3,035)
  Inventories............................         361         988         (1,290)
  Prepaid expenses and other current
   assets................................         101         123           (122)
  Other assets...........................        (213)        176           (367)
  Accounts payable.......................      (1,026)      1,716         (1,702)
  Accrued payroll and other expenses.....         855        (583)            31
  Accrued commissions....................         251          59             17
  Income taxes payable...................        (166)        113           (673)
  Other accrued liabilities..............      (1,535)        249            254
  Deferred revenues......................      (2,259)      2,473            168
                                              -------   ---------       --------
      Net cash provided by (used in)
       operating activities..............      (3,064)      3,482          7,161
Investing activities:
  Purchases of equipment and leasehold
   improvements..........................      (2,230)     (3,235)        (2,192)
  Purchase of Deerbrook Systems, Inc.....         --         (500)           --
  Purchase of Interra, Inc. technology...         --       (6,490)           --
  Purchase of Zycad technology...........         --          --          (7,289)
  Purchase of short-term investments.....      (4,465)    (14,047)       (30,347)
  Maturities of short-term investments...       9,112      21,859         29,656
                                              -------   ---------       --------
      Net cash provided by (used in)
       investment activities.............       2,417      (2,413)       (10,172)
Financing activities:
  Principal payments on long-term
   borrowings............................         --         (350)          (750)
  Net sale of common stock...............         553         633          2,657
  Acquisition of treasury stock..........        (407)     (2,673)           --
                                              -------   ---------       --------
      Net cash provided by (used in)
       financing activities..............         146      (2,390)         1,907
                                              -------   ---------       --------
Decrease in cash and cash equivalents....        (501)     (1,321)        (1,104)
Cash and cash equivalents at beginning of
 period..................................       8,165       9,486         10,590
                                              -------   ---------       --------
Cash and cash equivalents at end of
 period..................................     $ 7,664   $   8,165       $  9,486
                                              =======   =========       ========
Supplemental disclosures of cash flow
 information:
  Net cash paid for income taxes.........     $   817   $     337       $    311
Supplemental disclosure of noncash
 financing activities:
  Issuance of common stock under employee
   benefit plans in exchange for common
   stock.................................         --    $     130       $    341

                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 2, 1999

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

   Fiscal year: The Company is on a 52-53 week fiscal year. Accordingly, October 2, 1999, October 3, 1998 and September 27, 1997 are the fiscal year-ends for 1999, 1998 and 1997, respectively. Fiscal 1999 and 1997 were 52 week fiscal years. Fiscal year 1998 was a 53 week fiscal year.

   Cash equivalents and short-term investments: All liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents and are stated at cost, which approximates their fair value. At October 2, 1999, cash equivalents consisted of money market funds, certificates of deposits and U.S. corporate overnight securities. Short-term investments are stated at cost, which approximates market, and consist primarily of mortgage-backed government obligations all due within one year. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

   Under Statements of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings. At October 2, 1999, all securities are designated as held to maturity.

   The fair values for marketable debt securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying values as of October 2, 1999 and October 3, 1998.

                               IKOS SYSTEMS, INC.

                                October 2, 1999


   The following is a summary of held-to-maturity securities at October 2, 1999 and October 3, 1998 (in thousands):

                                                          October 2, October 3,
                                                             1999       1998
                                                          ---------- ----------
   U.S. Treasury Securities..............................    $   --     $   982
   U.S. Corporate Securities.............................        --       2,910
   Mortgage-Backed Securities............................      2,870      3,625
                                                             -------    -------
                                                             $ 2,870    $ 7,517
                                                             =======    =======
   Amounts included in short-term investments............    $ 2,870    $ 7,517
                                                             =======    =======
   Amounts included in cash and cash equivalents.........    $   --     $   --
                                                             =======    =======

   Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value). Inventories consist of the following (in thousands):

                                                          October 2, October 3,
                                                             1999       1998
                                                          ---------- ----------
   Raw materials.........................................    $   818    $ 1,520
   Work-in-process.......................................      1,435      1,163
   Finished goods........................................      1,202      1,133
                                                             -------    -------
                                                             $ 3,455    $ 3,816
                                                             =======    =======

   Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease, if shorter.

   Goodwill, software development costs and other long-lived assets: The Company periodically reviews and evaluates its recorded goodwill and other long-lived assets for impairment. During the fourth quarter of 1998, the Company evaluated and concluded that based on the strategic changes and the current form of the emulation technology, the original technology acquired from Virtual Machine Works, Inc. (VMW) would no longer be used, and thus, the unamortized intangibles associated with the original transaction were written off. The Company recorded a charge to operations of approximately $3,200,000, included in the $4,679,000 of the total amortization recognized in fiscal 1998. There were no write-downs of intangible assets in fiscal 1999 or 1997.

   The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For each of the three fiscal years ended October 2, 1999 capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements.

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

                               IKOS SYSTEMS, INC.

                                October 2, 1999


   Warranty: The Company warrants products sold to customers for ninety days from shipment. A provision for the estimated future cost of warranty is recorded upon shipment.

   Employee stock plans: The Company accounts for its stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation."

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

   Translation of foreign currencies: For foreign operations with the local currency as the functional currency, the translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gains or losses resulting from translation are included in accumulated other comprehensive income in the accompanying balance sheets. The Company also recognizes foreign currency transaction gains and losses at its international operations. Such gains or losses are charged to operations and have been immaterial to the Company's operating results.


   Derivative Financial Instruments: The Company enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge includes the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. As such, the impact of exchange rate changes on these contracts is offset by the impact of the changes in the rate on the underlying transactions. Therefore, any market risks associated with these contracts and related underlying transactions are deemed minimal. As of October 2, 1999, the Company did not have any foreign forward contracts outstanding.

   Net income (loss) per share: The Company computes earnings per share in accordance with the Financial Accounting Standards Board "(FASB) Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share is computed using weighted options outstanding for the period and excluding the dilutive effect of stock options and warrants. Dilutive per share data is computed using the

                               IKOS SYSTEMS, INC.

                                October 2, 1999

weighted-average common and dilutive common equivalent shares outstanding. All earnings (loss) per share data for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and dilutive per share data:

                                                   Fiscal Years Ended
                                           -----------------------------------
                                           October, 2 October 3, September 27,
                                              1999       1998        1997
                                           ---------- ---------- -------------
Basic earnings (loss) per share:
Net Income (loss).........................   $2,456    $(27,254)    $1,395
                                             ======    ========     ======
Weighted-average common shares
 outstanding..............................    8,306       8,418      8,408
                                             ======    ========     ======
Basic net income (loss) per share.........   $ 0.30    $  (3.24)    $ 0.17
                                             ======    ========     ======
Dilutive earnings (loss) per share:
Net Income (loss).........................   $2,456    $(27,254)    $1,395
                                             ======    ========     ======
Weighted-average common shares
 outstanding..............................    8,306       8,418      8,408
Common equivalent shares attributable to
  options (treasury stock method).........      834         --         519
                                             ------    --------     ------
Total weighted-average common shares
 outstanding..............................    9,140       8,418      8,927
                                             ======    ========     ======
Dilutive net income (loss) per share......   $ 0.27    $  (3.24)    $ 0.16
                                             ======    ========     ======


   Outstanding options and warrants to purchase approximately 214,000 1,706,000 and 804,000 shares, for the fiscal years 1999, 1998 and 1997, respectively, under the Company's Stock Option Plan were not included in the treasury stock calculation to derive diluted income per share as their inclusion would have had an anti-dilutive effect.

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

2. Acquisitions

   Virtual Machine Works, Inc.: In May 1996, the Company completed the acquisition of VMW, a development stage company and a developer of logic emulation systems. Under the terms of the acquisition, the Company paid approximately $10,712,000 in cash and issued approximately 113,000 shares of common stock to the former stockholders of VMW. The transaction was treated as a purchase; accordingly the purchase price was allocated to the tangible assets acquired, goodwill and liabilities assumed at their fair market values using a risk adjusted discounted cash flows approach. During 1998, the Company abandoned the original technology. As such, the Company recorded a charge to operations to write-off the remaining unamortized

                               IKOS SYSTEMS, INC.

                                October 2, 1999

value of the intangible. Prior to the write-off, the Company recorded amortization of $1,479,000 relating to capitalized intangible assets in fiscal 1998 and amortization of $1,260,000 in fiscal 1997, respectively.

   Zycad Corporation: In April and August 1997, the Company completed the purchase of certain software and hardware simulation technology from Zycad Corporation for approximately $7,600,000 in cash. The technology acquisition was charged to operations.

   Interra, Inc.: In May 1998, the Company acquired certain technology and research and development expertise from Interra, Inc. and its affiliate, Delsoft India Pvt. Limited. The purchase price paid, including costs of the transaction, was approximately $9,040,000. Through November 30, 1998, the Company had paid approximately $7,340,000 with the remaining $1,700,000 to be paid in two equal installments through November 1999. At October 2, 1999, approximately $840,000 remain outstanding. The Company recorded a charge of approximately $7,600,000 related to the acquired technology to in-process research and development. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development of the technology, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The underlying technology had no alternative use (in other research and development projects or otherwise) since the technology was acquired for the sole purpose of developing simulation and emulation products. In connection with the technology acquisition, the Company recorded as an asset approximately $1,400,000 for the acquired workforce and other intangibles, which are to be amortized over 8 years. As of October 2, 1999, approximately $1,106,000 remains to be amortized.

3. Operating Leases

   Non-cancelable operating leases include building leases, which expire in September 2000. The Company has the option to renew its building lease at its principal offices for up to an additional nine years, commencing in September 2000, at the fair market value at the time of renewal. The Company subleased certain facilities through April of fiscal 1997. Sublease rental income was approximately $67,000 in fiscal 1997.

   Rent expense approximated $1,632,000, $1,633,000 and $1,153,000, in fiscal 1999 1998, 1997, respectively.

   Future minimum payments under non cancelable operating leases at October 2, 1999 are as follows (in thousands):

   Fiscal Year                                                            Amount
   -----------                                                            ------
   2000.................................................................. $1,098
   2001..................................................................    112
   2002..................................................................     21
                                                                          ------
       Total............................................................. $1,231
                                                                          ======

4. Comprehensive Income

   The Company adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" in the first quarter of fiscal 1999. SFAS 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure has no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from certain transactions and other

                               IKOS SYSTEMS, INC.

                                October 2, 1999

events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is from foreign currency translation adjustments.

5. Stockholders' equity

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

   Stock Repurchase: During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through October 2, 1999, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96 and approximately 170,000 shares of this total have been reissued through the Company's stock option and stock purchase plans.

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

   At October 2, 1999, options to purchase approximately 13,300 shares of common stock and warrants to purchase 25,000 shares of common stock remain outstanding. The Company has reserved approximately 38,300 shares of common stock for issuance in connection with these options and warrants.

   Stock option plans: In 1988, the Company established a Stock Option Plan (the Plan) which provides for the granting of options to employees or directors to purchase shares of the Company's common stock. During fiscal 1996, the Company replaced the 1988 Stock Option Plan by establishing the 1995 Stock Option Plan (the "1995 Plan"). The terms of the 1995 Plan are similar to the 1988 Plan. Any shares remaining available for grant under the 1988 Plan were converted to the 1995 Plan, and an additional 750,000 shares were reserved for future grants under the 1995 Plan. In connection with its 1997 Annual Shareholders meeting, the Company obtained approval whereby on the first day of each fiscal year of the Company beginning after October 4, 1998, the maximum aggregate number of shares of common stock issuable under the Company's 1995 plan will increase automatically by that number of shares of common stock of the Company equal to 4.9% of the number of shares of the Company issued and outstanding on the last day of the preceding fiscal year. During 1997, 1998 and 1999 an additional 450,000, 430,000 and 410,000, shares were reserved for future grants under the 1995 Plan, respectively.

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

                               IKOS SYSTEMS, INC.

                                October 2, 1999

three year expiration term at the then fair market value prices of $1.78 per share. In connection with this offer, options to purchase 531,022 shares of common stock with a weighted-average price of $6.93 were exchanged for new options.

   The following table summarizes the activity for the stock option plans (in thousands, except per share data):

                                             Options and Rights Outstanding
                                         (in thousands, except per share data)
                                         --------------------------------------
                                          Number     Aggregate        Price
                                         of Shares Exercise Price   Per Share
                                         --------- -------------- -------------
Balance at September 28, 1996...........   1,565       14,497       0.850-2.375
  Granted...............................     658       12,912     12.500-25.125
  Exercised.............................    (339)      (1,756)     0.850-19.125
  Forfeitures...........................    (400)      (8,018)     0.850-28.375
                                          ------      -------
Balance at September 27, 1997...........   1,484       17,635      0.850-28.375
  Granted...............................   2,232       10,329      1.438-12.688
  Exercised.............................     (88)        (359)      0.850-6.000
  Forfeitures...........................  (1,707)     (19,748)     0.850-28.375
                                          ------      -------
Balance at October 3, 1998..............   1,921        7,857      0.850-28.375
  Granted...............................     777        2,863      1.406-11.000
  Exercised.............................     (29)         (59)      0.850-9.125
  Forfeitures...........................    (260)      (1,111)     1.438-28.375
                                          ------      -------
Balance at October 2, 1999..............   2,409      $ 9,550     $0.850-$25.00
                                          ======      =======

   The following table summarizes information about options outstanding at October 2, 1999:

                       Options Outstanding                Options Exercisable
            ----------------------------------------- ----------------------------
                           Weighted-
               Number       Average                      Number
 Range of    Outstanding   Remaining     Weighted-     Exercisable    Weighted-
 Exercise   at October 2, Contractual     Average     at October 2,    Average
  Prices        1999      Life (Years) Exercise Price     1999      Exercise Price
 --------   ------------- ------------ -------------- ------------- --------------
 $0.8500-
  $1.7500       255,874       8.80         $1.71          10,952        $1.07
 $1.7813-
  $1.7813       468,272       8.94          1.78             --            --
 $1.8125-
  $3.5313       376,123       8.80          2.25         109,978         2.44
 $3.6250-
  $5.5000       573,239       7.58          4.38         273,262         4.15
 $5.7500-
  $5.7500       511,558       8.21          5.75         267,463         5.75
 $6.0000-
  $9.2500       203,329       8.27          7.97          80,136         8.43
 $11.1250-
  $25.0000       20,400       7.78         15.08           3,003        13.84
              ---------       ----         ------        -------        ------
 $0.8500-
  $25.0000    2,408,795       8.36         $ 3.94        744,794        $ 4.93
              =========       ====         ======        =======        ======

   Exercisable options were approximately 745,000, 489,000 and 593,000 at fiscal year end for 1999, 1998 and 1997, respectively. At October 2, 1999, there were no shares that were exercised and subject to repurchase.

   Vesting provisions with respect to the Stock Option Plans are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee's six-month employment date and ratably thereafter in monthly installments over three and one-half years. At October 2, 1999, options to purchase approximately 745,000 shares of common stock were vested.

                               IKOS SYSTEMS, INC.

                                October 2, 1999


   Included in the table above are options to purchase approximately 73,000 shares of common stock which were granted outside of the Plans during fiscal 1995. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the plan. At October 2, 1999, options to purchase approximately 13,000 shares of common stock remain outstanding.

   Total shares reserved for grant under option plans total 4,183,000 (excluding options subject to grant under the Outside Directors Stock Option
Plan), of which approximately 4,042,000 shares were granted, leaving approximately 141,000 shares available for grant at October 2, 1999.

   The Company has reserved 2,427,000 shares of common stock for future issuance under the stock option plans for outstanding options and options available for grant at October 2, 1999 and for future issuance of shares granted outside of the option plan.

   1995 Outside Directors Stock Plan: The Company's 1995 Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in June 1995 and approved in February 1996 which provided for the granting of options to purchase up to 100,000 shares of common stock. During fiscal 1999, an additional 100,000 shares were authorized to be granted to outside directors. As of October 2, 1999, 128,000 shares had been granted to Directors, no shares had been exercised and 18,000 shares had been canceled. As of October 2, 1999, options to purchase 110,000 shares are outstanding and are included in the table presented above. A total of 200,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

   1996 Stock Purchase Plan: In fiscal 1996, the 1996 Employee Stock Purchase Plan (ESPP) was approved and 100,000 shares of common stock was reserved for issuance under this plan. The ESPP provides that substantially all employees may purchase stock at 85% of its fair value on certain specified dates via a payroll deduction plan. During 1998 and 1999, the maximum aggregate number of shares of common stock issuable under the Company's ESPP was increased by 150,000 and 400,000, respectively. Through October 2, 1999, approximately 322,000 shares have been issued under this plan. A summary of stock purchased under the plan is shown below (in thousands, except employee participants).

                                                       1999     1998     1997
                                                     -------- -------- --------
Aggregate purchase price............................ $470,000 $476,000 $961,000
Shares purchased....................................  141,216   97,768   64,138
Employee participants...............................      123      132      146

                               IKOS SYSTEMS, INC.

                                October 2, 1999


   Stock Based Compensation: Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after October 1, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                            Options               ESPP
                                       -------------------  -------------------
                                       1999   1998   1997   1999   1998   1997
                                       -----  -----  -----  -----  -----  -----
Expected life (years).................  3.40   3.57   2.65    0.5    0.5    0.5
Expected stock price volatility....... 81.28% 70.98% 66.23% 88.62% 65.22% 68.19%
Risk-free interest rate...............  4.95%  5.47%  6.03%  4.95%  5.58%  5.82%

   For pro forma purposes, the estimated fair value of the Company's stock based awards to employees is amortized over the options' vesting period (for options) and the six month purchase period (for stock purchased under the
ESPP). The weighted-average fair value of stock options and employee stock purchase rights granted during 1999 was $2.24 and $1.57 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1998 was $2.31 and $3.93 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during 1997 was $8.62 and $7.53 per share, respectively.

   The Company's pro forma information follows (in thousands, except per share amounts):

                                                        1999    1998     1997
                                                       ------ --------  -------
Net income--as reported............................... $2,456 $(27,254) $ 1,395
Net income (loss)--pro forma..........................    123  (30,242)  (1,113)
Diluted net income per share--as reported.............   0.27    (3.24)    0.16
Diluted net income (loss) per share--pro forma........   0.01    (3.59)   (0.13)

   Because SFAS 123 is applicable only to awards granted subsequent to October 1, 1995, its pro forma effect will not be fully reflected until approximately 2000.

6. Employee savings and investment plan

   During fiscal 1996, the Company amended its 401(k) savings and investment plan in which all employees, at least 21 years of age, are eligible to participate. The amended plan allows for the Company to make matching contributions based on an employee's elective deferrals. For fiscal 1999, the matching contributions may not exceed $1,800 per employee. The matching contributions were approximately $290,000 for fiscal 1999, $299,000 for fiscal 1998, and $304,000 for fiscal 1997.

                               IKOS SYSTEMS, INC.

                                October 2, 1999


7. Income taxes

   The tax provision (benefit) consists of the following (in thousands):

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            October 2, October 3, September 27,
                                               1999       1998        1997
                                            ---------- ---------- -------------
   Federal:
     Current...............................      $ 110     $  --         $ (283)
     Deferred..............................        --       3,584           740
                                                 -----     ------        ------
                                                   110      3,584           457
   State:
     Current...............................         40        --             35
     Deferred..............................        --         993            (5)
                                                 -----     ------        ------
                                                    40        993            30
   Foreign:
     Current...............................        500        351           536
                                                 -----     ------        ------
                                                 $ 650     $4,928        $1,023
                                                 =====     ======        ======

   Pretax income (loss) from foreign operations was $360,000 in 1999, ($775,000) in 1998 and $1,330,000 in 1997.

   A reconciliation between the Company's effective tax rate and the U.S. statutory rate of 35% follows (in thousands):

                                                 Fiscal Year Ended
                                        -------------------------------------
                                        October 2,  October 3,  September 27,
                                           1999        1998         1997
                                        ----------  ----------  -------------
   Tax provision (benefit) at U.S.
    statutory rate....................     $ 1,090    $ (7,814)        $  846
   Change in valuation allowance......         --       10,923            --
   Utilization of losses not
    previously benefited..............        (756)        --             --
   Research and development credit....         --          --            (229)
   Goodwill amortization..............         --        1,468            442
   Foreign taxes......................         240         351            139
   Foreign sales corporation benefit..         --          --            (181)
   Other individually immaterial
    items.............................          50         --             (13)
   State taxes........................          26         --              19
                                           -------    --------         ------
                                           $   650    $  4,928         $1,023
                                           =======    ========         ======

   As of October 2, 1999, the Company had federal and state net operating loss carryforwards of approximately $6,300,000 and $2,500,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $2,050,000 and $1,064,000, respectively. The Company also has federal alternative minimum tax credit carryforwards of approximately $368,000. The federal net operating loss and research credit carryforwards will expire at various dates beginning in 2001 through 2019, if not utilized. The state net operating loss will expire in 2000, if not utilized. The state research credit carryforwards and alternative minimum tax credit carryforwards have no expiration date.

                              IKOS SYSTEMS, INC.

                                October 2, 1999


   Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

   Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       October 2,  October 3,
                                                          1999        1998
                                                       ----------  ----------
   Deferred tax assets:
     Net operating loss carryforwards.................   $  2,320    $  3,964
     Research credits and alternative minimum tax
      credit..........................................      3,130       2,711
     Capitalized software.............................        450         250
     Deferred revenue.................................      1,820       2,209
     Purchased technology.............................      5,640       6,073
     Accrued expenses and reserves....................      3,936       3,698
                                                         --------    --------
       Total deferred tax assets......................     17,296      18,905
       Valuation allowance for deferred tax assets....    (17,296)    (18,905)
                                                         --------    --------
   Net deferred tax assets............................   $    --     $    --
                                                         ========    ========

   As of October 2, 1999, the Company had fully offset deferred tax assets by a valuation allowance. Management believes that such net deferred tax assets are not realizable on a more likely than not basis. The valuation allowance decreased by $1,609,000 and increased by $13,279,000 for the years ended October 2, 1999 and October 3, 1998, respectively. Approximately $4,500,000 of the valuation allowance is attributable to stock options which will be credited to equity when realized.

8. Segment information

   The Company adopted the Financial Accounting Standards Board's Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The new standard revises the way operating segments are reported. The Company operates and tracks its results in one operating segment. The Company's operating segment is principally the development, manufacture, sale and service of high performance hardware-assisted systems for design verification of integrated circuits (ICs) and IC-based electronic systems.

   Enterprise wide information is provided in accordance with SFAS 131. Geographic revenue information for the fiscal years 1999, 1998 and 1997 is based on the shipping destination. Long-lived assets include primarily property, plant and equipment as well as, intangible assets including goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while the intangibles are based on the location of the owning entity.

                               IKOS SYSTEMS, INC.

                                October 2, 1999


   Net revenues from unaffiliated customers by geographic region are as follows (in thousands):

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             October 2, October 3, September 27,
                                                1999       1998        1997
                                             ---------- ---------- -------------
   North America............................   $ 35,257   $ 26,361      $ 36,902
   Far East.................................      8,258      4,912         6,228
   Europe...................................     12,818      9,620        12,966
                                               --------   --------      --------
                                               $ 56,333   $ 40,893      $ 56,096
                                               ========   ========      ========

   Net long-lived assets by country are as follows (in thousands):

                                                           October 2, October 3,
                                                              1999       1998
                                                           ---------- ----------
   United States..........................................    $ 5,052    $ 5,673
   India..................................................        563        378
   France.................................................        110         95
   United Kingdom.........................................        240        462
   Germany................................................         48         56
   Japan..................................................        155        217
                                                              -------    -------
                                                              $ 6,208    $ 6,881
                                                              =======    =======

   For fiscal years 1999, 1998 and 1997 one customer, Lucent Technologies, accounted for approximately 14%, 13% and 11% of net revenues, respectively.

9. Concentration of credit risks and other risks

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

   The electronic design automation (EDA) industry is characterized by rapid technological changes, intense competitive pressures and cyclical market patterns. The Company's results are affected by a wide variety of factors, including general economic patterns, conditions specifically relating to technology companies and the semiconductor and EDA industries. Also included are decreases in average selling prices over the life of any particular product, the timing of new product introductions (by the Company, its competitors and others), the evolution of the electronic design community, the ability to manufacture new products, and the ability to safeguard patents and intellectual property from competitors. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

                               IKOS SYSTEMS, INC.

                                October 2, 1999


10. Unaudited Quarterly Consolidated Financial Data

                                                  Fiscal Quarters Ended
                                             ---------------------------------
                                             Jan. 2,  April 3, July 3, Oct. 2,
                                              1999      1999    1999    1999
                                             -------  -------- ------- -------
Net revenues................................ $11,344   $13,682 $15,012 $16,295
Gross profit................................   8,529    10,263  11,274  12,489
Total operating expenses....................   8,625    10,083  10,336  10,900
Income (loss) from operations...............     (96)      180     938   1,589
Net income..................................      52       258     784   1,362
Basic income per share (*).................. $  0.01   $  0.03 $  0.09 $  0.16
                                             -------  -------  ------- -------
Weighted-average shares used in computing
 per share amounts..........................   8,302     8,265   8,288   8,369
                                             -------  -------  ------- -------
Diluted income per share (*)................ $   .01   $  0.03 $  0.08 $  0.14
                                             =======   ======= ======= =======
Weighted-average shares used in computing
 per share amounts..........................   8,644     8,974   9,406   9,533
                                             =======   ======= ======= =======

                                            Fiscal Quarters Ended
                                      -----------------------------------
                                      Jan. 3, April 4, July 4,   Oct. 3,
                                       1998     1998     1998      1998
                                      ------- -------- --------  --------
                                       (**)
Net revenues......................... $12,065  $12,319 $  8,424  $  8,085
Gross profit.........................   9,052    9,146    3,531     4,430
Total operating expenses.............   8,620    8,793   18,574    13,529
Income (loss) from operations........     432      353  (15,043)   (9,099)
Net income (loss)....................     467      404  (14,583)  (13,541)
Basic income (loss) per share........ $  0.05  $  0.05 $  (1.74) $  (1.62)
                                      =======  ======= ========  ========
Weighted-average shares used in
 computing per share amounts.........   8,501    8,435    8,392     8,346
                                      =======  ======= ========  ========
Diluted income (loss) per share...... $  0.05  $  0.05 $  (1.74) $  (1.62)
                                      =======  ======= ========  ========
Weighted-average shares used in
 computing per share amounts.........   8,713    8,695    8,392     8,346
                                      =======  ======= ========  ========

--------
 (*) Quarterly per share amounts do not equal the annual per share total as a result of rounding.
(**) Represents the 14 week quarter in the 53 week fiscal year.

                                                                     3920-10K-00

                                                                     SCHEDULE II

                               IKOS SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                     Balance at Charged to            Balance at
                                     Beginning  Costs and  Deductions    End
                                     of Period   Expenses  Write-offs of Period
                                     ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
  Year ended September 27, 1997.....      $ 271      $ 230      $ --       $ 501
                                          =====      =====      =====      =====
  Year ended October 3, 1998........      $ 501      $ 300      $ --       $ 801
                                          =====      =====      =====      =====
  Year ended October 2, 1999........      $ 801      $ 108      $ 108      $ 801
                                          =====      =====      =====      =====