Form 10-Q
period 2000-01-01
IKOS SYSTEMS INC
filed 2000-02-14
CIK 756365

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended January 1, 2000 or
[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 0-18623

                             ____________________

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock $.01 Par Value                     8,435,000,
        ---------------------------
              (Title of Class)               (Outstanding as of January 1, 2000)


================================================================================

                              IKOS SYSTEMS, INC.
                                   FORM 10-Q
                         QUARTER ENDED January 1, 2000


                                     INDEX
                                     -----

Part I:  Financial Information

         Item 1:  Financial Statements
                                                                          Page
                  Consolidated Balance Sheets at
                     January 1, 2000 and October 2, 1999...................  3

                  Consolidated Statements of Income
                     for the three months ended January 1, 2000
                     and January 2, 1999...................................  4

                  Consolidated Statements of Cash Flows
                     for the three months ended January 1, 2000
                     and January 2, 1999...................................  5

                  Notes to Consolidated Financial Statements...............  6

         Item 2:  Management's Discussion and Analysis
                     of Financial Condition and Results of Operations......  8

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K......................... 16

     Signatures............................................................ 20

                              IKOS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                                                              January 1,     October 2,
                                                                                                2000           1999
                                                                                           -------------- --------------
                                                                                             (unaudited)
                                           ASSETS
Current assets:
     Cash and cash equivalents..............................................................   $10,874         $7,664
     Short-term investments.................................................................     2,308          2,870
     Accounts receivable (net of allowances for
       doubtful accounts of $801 and $801, respectively)....................................     9,006         10,549
     Inventories............................................................................     3,270          3,455
     Prepaid expenses and other assets......................................................       451            435
                                                                                              ---------      ---------
          Total current assets..............................................................    25,909         24,973

     Equipment and leasehold improvements
       Office and evaluation equipment......................................................     6,296          5,663
       Machinery and equipment..............................................................    10,819         10,513
       Leasehold improvements...............................................................       721            718
                                                                                             ---------      ---------
                                                                                                17,836         16,894
          Less allowances for depreciation and amortization.................................   (12,587)       (11,832)
                                                                                             ---------      ---------
                                                                                                 5,249          5,062
     Intangible assets (net of accumulated amortization of
       $799 and $716, respectively).........................................................     1,063          1,146
     Other assets...........................................................................       875            609
                                                                                             ---------      ---------
                                                                                               $33,096        $31,790
                                                                                             =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.......................................................................    $4,001         $3,763
     Accrued payroll and related expenses...................................................     2,871          2,709
     Accrued commissions....................................................................       921          1,052
     Income taxes payable...................................................................     1,296          1,019
     Other accrued liabilities..............................................................     2,046          2,815
     Deferred revenues......................................................................     5,770          5,337
                                                                                             ---------      ---------
          Total current liabilities.........................................................    16,905         16,695

Accrued rent................................................................................        33             64
Commitments
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000 shares
       authorized, none issued and outstanding..............................................        --             --
     Common stock, $.01 par value; 50,000 shares
       authorized, 8,797 and 8,797 shares
       issued and 8,435 and 8,401 outstanding, respectively.................................        88             88
     Treasury stock, at cost, 362 shares in 2000 and
       396 in 1999..........................................................................    (2,337)        (2,536)
     Additional paid-in capital.............................................................    58,225         58,312
     Accumulated other comprehensive income.................................................      (576)          (498)
     Accumulated deficit....................................................................   (39,242)       (40,335)
                                                                                             =========      =========
          Total stockholders' equity........................................................    16,158         15,031
                                                                                             =========      =========
                                                                                               $33,096        $31,790
                                                                                             =========      =========

                      See notes to financial statements.

                               IKOS SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                     January 1,     January 2,
                                                        2000           1999
                                                        ----           ----
Net revenues
     Product........................................   $11,049         $ 7,613
     Maintenance....................................     4,356           3,731
                                                     ---------       ---------
          Total net revenues........................    15,405          11,344

Cost of revenues
     Product........................................     2,705           1,969
     Maintenance....................................     1,023             846
                                                     ---------       ---------
          Total cost of revenues....................     3,728           2,815
                                                     ---------       ---------
          Gross Profit..............................    11,677           8,529

Operating expenses:
     Research and development.......................     3,254           3,015
     Sales and marketing............................     5,921           4,604
     General and administration.....................     1,053             903
     Amortization of intangibles....................        83             103
                                                     ---------       ---------
          Total operating expenses..................    10,311           8,625
                                                     ---------       ---------
Income (loss) from operations.......................     1,366             (96)

Other income (expense):
     Interest income................................        92             148
     Interest expense...............................         -               -
     Other..........................................         -               -
                                                     ---------       ---------
          Total other income........................        92             148
                                                     ---------       ---------
Income before provision for income taxes............     1,458              52
Provision for income taxes..........................       365               -
                                                     ---------       ---------
          Net income................................   $ 1,093         $    52
                                                     =========       =========

Basic net income per share..........................   $  0.13         $  0.01
                                                     =========       =========

Weighted-average common shares used
 in computing basic per share amounts...............     8,417           8,302
                                                     =========       =========

Dilutive net income per share.......................   $  0.11         $  0.01
                                                     =========       =========

Common and common equivalent shares used
 in computing dilutive per share amounts............     9,519           8,644
                                                     =========       =========

                       See notes to financial statements.

                              IKOS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         Increase (decrease) in cash and cash equivalents in thousands

                                                                                      Three months ended
                                                                              ----------------------------------
                                                                               January 1,             January 2,
                                                                                  2000                   1999
                                                                              ------------           -----------
Operating activities:
  Net income...............................................................     $1,093               $      52
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization..........................................        838                     692
    Accumulated translation adjustments....................................        (78)                     84
    Deferred rent..........................................................        (31)                    (22)

Changes in operating assets and liabilities:
    Accounts receivable....................................................      1,543                  (2,433)
    Inventories............................................................        185                  (1,749)
    Prepaid expenses and other current assets..............................        (16)                    (74)
    Other assets...........................................................       (266)                     34
    Accounts payable.......................................................        238                     210
    Accrued payroll and other expenses.....................................        162                     556
    Accrued commissions....................................................       (131)                    106
    Income taxes payable...................................................        277                      (1)
    Other accrued liabilities..............................................       (769)                 (1,006)
    Deferred revenues......................................................        433                   1,835
                                                                             ---------               ---------
     Net cash provided by (used in) operating activities...................      3,478                  (1,716)

Investing activities:
    Purchases of equipment and leasehold improvements......................       (942)                   (531)
    Purchase of short-term investments.....................................       (972)                 (1,596)
    Maturities of short-term investments...................................      1,534                   3,861
                                                                             ---------               ---------
     Net cash used in (provided in) investment activities..................       (380)                  1,734

Financing activities:
     Net sale (repurchase) of common stock.................................        112                    (515)
                                                                             ---------               ---------
Increase (decrease) in cash and cash equivalents...........................      3,210                    (497)
Cash and cash equivalents at beginning of period...........................      7,664                   8,165
                                                                             ---------               ---------
Cash and cash equivalents at end of period.................................    $10,874                  $7,668
                                                                             =========               =========

                      See notes to financial statements.

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements at January 1, 2000 and for the three months ended January 1, 2000, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 2, 1999 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1999. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three month period ended January 1, 2000 are not necessarily indicative of results expected for the full year.

     Certain reclassifications, none of which affected net income, have been made to prior year's amounts to conform to the current year's presentation.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):


                                               January 1,     October 2,
                                                  2000           1999
                                                ------         ------

            Raw materials                       $  698         $  818
            Work-in-process                      1,388          1,435
            Finished goods                       1,184          1,202
                                                ------         ------
                                                $3,270         $3,455
                                                ======         ======

3.   Net Income Per Share

     The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The total shares used in the denominator of the diluted net income per share calculation includes 1,102,000 and 342,000 incremental common shares attributable to outstanding options for the three months ended January 1, 2000 and January 2, 1999, respectively.

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   Comprehensive Income

     Comprehensive income for the three month periods ending January 1, 2000 and January 2, 1999 are as follows (in thousands):


                                              Three Months
                                                 Ended
                                      ------------------------------
                                        January 1,       January 2,
                                          2000              1999
                                      -------------    -------------

              Net income as reported     $1,093              $  52

              Accumulated translation
                  adjustments               (78)                84
                                      --------------   -------------

              Comprehensive income       $1,015              $ 136
                                      ==============   =============

5.   Subsequent Events

     Subsequent to January 1, 2000, the Company entered into a commitment to sign a line of credit with its bank. Under the terms of the pending agreement, the Company will be able to utilize up to $3,000,000 for working capital purposes and an additional $1,500,000 for capital acquisitions.

     In addition, the Company signed a new facility lease agreement for the Company's principal executive offices. Under the new lease the Company will have approximately 106,000 square feet of leased office building space in San Jose, California. The lease term is for 10 years with options to renew for up to an additional 10 years. The Company will be relocating to the new facility in the later part of the calendar 2000 year. Future minimum payments under the lease are as follows (in thousands):

              Fiscal Year         Amount
              -----------         ------

              Year 1              $ 2,010
              Year 2                2,010
              Year 3                2,010
              Year 4                2,191
              Year 5                2,191
              Thereafter           11,811
                                  -------
                                  $22,223
                                  =======

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

Net Revenues

Net revenues for the first quarter of fiscal 2000 were $15,405,000 representing a 36% increase over the same quarter of the prior year. The increase was a result of increases in both product and maintenance revenues. Product revenues increased as result of increased emulation sales during the quarter. Emulation revenues increased approximately 110% over the prior year's quarter as the product is being increasingly accepted in the marketplace. For the second straight quarter emulation product revenues have surpassed the Voyager product system sales. The Company anticipates this trend to continue as it expects additional growth within its emulation products with flat to lower growth in its simulation products.

Maintenance revenues have increased due to the Company's current Voyager system installed base and the Company's increasing emulation system installed base which has resulted in an overall higher installed base of systems being maintained. However, it should be noted that the rate of Voyager systems renewals is expected to be lower than in the past and such decrease may impact overall maintenance revenue levels in future periods.

International sales for the quarter totaled $7,687,000 or approximately 50% of total revenues. International revenues for the quarter increased 66% over the prior year first quarter. The increase in revenues is primarily due to a resurgence of demand in all international areas. Japan has shown an increase of 71% over the prior year quarter which supports its movement from the sluggish results in the past. The Company anticipates increasing revenues in all foreign locations, however, the Company believes that international revenues should approximate 40% of total revenues in future periods.

Gross Profit Margins

Gross profit margins for the quarter ended January 1, 2000 were 76% and are comparable with the prior year quarter. Both product margins and maintenance margins are consistent with the prior year. The Company expects margins to increase slightly over the course of the year as the Company expects to realize greater manufacturing efficiencies from higher revenues as well as the anticipation of shipment of higher margin products.

Research and Development Expenses

Research and development expenses for the three month period ending January 1, 2000 were approximately $3,254,000 or 21% of net revenues. This represented an increase of 8% over the first quarter of 1999. Research and development expenses are impacted by increased salaries and consulting costs as well as the timing of the development of prototype products. The Company expects that research and development expenses will continue to increase as the Company initiates certain prototype projects in the upcoming months.

Sales and Marketing Expenses

Sales and marketing expenses increased from $4,604,000, or 41% of net revenues, in the first quarter of fiscal 1999 to $5,921,000, or 38% of net revenues, for the first quarter of fiscal 2000. The increases are a result of increased commissions, as certain salesmen exceeded their quarterly quotas, increased rep commissions, focal increases and other selling costs.

General and Administrative Expenses

General and administrative costs were $1,053,000 or 7% of net revenues and were comparable in absolute dollars with the same quarter from fiscal 1999 and slightly lower when compared as a percentage of revenues. General and administrative costs are expected to remain flat as a percentage of revenues over the remainder of fiscal 2000.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three month period ended January 1, 2000 is 25%, as compared to an effective tax rate of zero percent for the same three month period in the prior year. The Company's 2000 effective tax rate for the three month period ended January 1, 2000 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The Company's 1999 effective tax rate for the three month period ended January 2, 1999 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through January 1, 2000, the impact of such hedging arrangements have been immaterial to the Company operations.

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

Sales Trends - Over the past several years the marketplace for the Company's
------------
products has evolved substantially. The Company has seen a significant reduction in sales of its simulation products as revenues have declined from approximately $37,044,000 in fiscal 1997 to approximately $19,463,000 in fiscal 1999. While the decrease is due in part to the evolution of the market, the primary cause of the decrease is the result of the Company's focus on its new emerging product line of emulation solutions. The Company has seen its revenues from its emulation products increase from approximately $6,000,000 in fiscal 1997 to over $20,000,000 in fiscal 1999. The Company anticipates that the simulation product revenue will continue to decrease, however, on a slower pace over the next year and its emulation revenues will increase resulting in increased sales overall. There can be no assurance that the Company will be able to maintain these expected trends. These trends will be dependent upon the Company introducing new products and methodologies. Furthermore, increased overall sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design, the ability of the Company's products to shorten overall customer design cycles and increased industry acceptance of the Company's verifications solutions. Because the market for hardware-assisted verification products is evolving, it is difficult to predict with any assurance whether the markets for such solutions will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

New Product Development - To obtain the expected revenue growth, the
-----------------------
Company needs to continue to invest in new product development. The Company has focused most of its development resources on its emulation products. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several hardware and software design issues with its initial emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its hardware and software design issues by completely redesigning the emulation product and released its second-generation emulation product late in the fourth quarter of fiscal 1998. During fiscal 1999, the Company released its third-generation emulation product, which provides a five million-gate emulation solution. While the Company has seen favorable results with its latest release, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product as well as other verification products, and as the Company continues to develop such products, which are based on the new technology, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions for customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting verification products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service. Furthermore, the absence of performance problems or other difficulties that may require design modifications and related expenses will contribute to overall success otherwise such issues may hinder or damage market acceptance of the products. While the Company's verification systems are designed to provide cost and ease of use advantages intended to broaden the market for hardware-assisted verification, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for such verification solutions will broaden beyond the current set of users.

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

New Products and Technological Change - The EDA industry is characterized by
-------------------------------------
extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current series of simulation and emulation systems and to design, develop and support its future simulation and emulation products on a timely basis. These efforts require a high level of expenditures for research and development by the Company to address the increasingly sophisticated needs of the customers. For example, all of the Company's current products operate in, and planned future products will operate in, the Unix operating environment, an industry standard in the EDA market. In the event that another operating system, such as Windows NT, becomes an industry standard, the Company may be required to port its products to such new standard. In addition, the Company's simulation systems generally accept designs in the broadly accepted hardware description language, Verilog-XL, which Cadence has developed and made available to the Company. In the event Cadence adopts a less cooperative stance toward the Company in the future, the Company's systems may not be able to accept designs based on Verilog-XL and the Company may be required to develop software to accept designs of other hardware description languages. The inability to accept designs in Verilog-XL may materially adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards or changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, or that its new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Moreover, from time to time, the Company may announce new products or technologies that have the potential to replace the Company's existing product offerings. There can be no assurance that the announcement of new product offerings will not cause customers to defer purchases of existing Company products, which could adversely affect the Company's results of operations for any particular quarter.

Dependence on Electronics Industry - The Company is dependent upon the
------------------------------------
electronics industry and, in particular, new system and IC design projects. The electronics industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures, all of which cause it to be volatile. As a result, the electronics industry has historically experienced sudden and unexpected downturns, at which time the number of new system and IC design projects decrease. Because most of the Company's sales occur upon the commencement of new projects for system and IC products, the Company is dependent upon the rate of commencement of new system and IC design projects. Accordingly, negative factors affecting the electronics industry could have a material adverse effect on the Company's results of operations.

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

Year 2000 Considerations - The Year 2000 issue is the result of computer
------------------------
programs being written using two digits rather than four to define the applicable year. As such there is the risk that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. Such recognition could result in miscalculations, classification errors or system failures. The Company has taken steps to review, update or confirm such update of all of the systems (IT and Non IT) which use date-sensitive computerized information used in its operations, including its current products, vendor and customer systems. The Company completed its assessment and testing for Year 2000 compliance within its current product lines and the Company believes all existing products to be compliant. All future products are being designed and tested to be Year 2000 Compliant. The costs associated with this assessment and testing have been immaterial and have not materially impacted other non-Year 2000 IT projects. To date, the Company has not had any issues with respect to year 2000 concerns. The Company will continue to evaluate the status of its systems and products to ensure that any Year 2000 issues that may arise in the future are readily addressed.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments increased to $13,182,000 at January 1, 2000 from $10,534,000 at October 2, 1999. The increase was a result of $3,478,000 of cash provided by operating activities, $942,000 of cash used in investing activities (excluding short-term investment activities) and $112,000 of cash provided by financing activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$3,478,000 during the first three months of fiscal 2000. The $3,478,000 of cash provided by operations was primarily due to net income adjusted for depreciation, amortization and deferred rent, decreases in accounts receivable, inventory, combined with increases in accounts payable, deferred revenues, taxes payable and accrued payroll and related expenses partially offset by a decrease in accrued commissions and other accrued expenses.

Investing Activities - Net cash used in investing activities for the first three
--------------------
months of 2000 was $380,000. The $380,000 of cash used was primarily the result of $1,534,000 obtained from maturities of short-term investment offset by purchases of short-term investments of $972,000 and acquisition of capital equipment of $942,000. For each period presented, capital expenditures were primarily for evaluation equipment and engineering workstations.

Financing Activities - Net cash provided by financing activities for the three
--------------------
months ended January 1, 2000, was $112,000 and was primarily related to the net purchases of stock during the three months. The Company did not repurchase any shares under its existing stock repurchase program during the quarter ended January 1, 2000.

The Company's primary unused sources of funds at January 1, 2000 consisted of $10,874,000 of cash and cash equivalents, in addition to $2,308,000 of short-term investments. The Company believes that its current cash, cash equivalents and short-term investments, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to the Company.

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

10.24 Agreement dated April 11, 1997, by and between the Company and Robert Hum (Incorporated by reference to Exhibit 1 of the Company's report of Form 8-A as filed on January 29, 1999).

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

                                        IKOS SYSTEMS, INC.
                                        ------------------
                                        Registrant


Date: February 10, 2000                 /s/ Joseph W. Rockom
                                        ------------------------------------
                                        (JOSEPH W. ROCKOM CFO)
                                        Principal Financial Officer,
                                        Duly Authorized Officer