Form 10-Q
period 2000-04-01
IKOS SYSTEMS INC
filed 2000-05-16
CIK 756365

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended April 1, 2000 or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock $.01 Par Value              8,592,000,
       ---------------------------              ----------
            (Title of Class)        (Outstanding as of April 1, 2000)

================================================================================


                             IKOS SYSTEMS, INC.
                                  FORM 10-Q
                         QUARTER ENDED April 1, 2000


                                    INDEX
                                    -----


Part I:  Financial Information

    Item 1:    Financial Statements                                                          Page
        Consolidated Balance Sheets at April 1, 2000
         and October 2, 1999...........................................................       3

        Consolidated Statements of Income for the three and
         six months ended April 1, 2000 and April 3, 1999..............................       4

        Consolidated Statements of Cash Flows for the six months
         ended April 1, 2000 and April 3, 1999.........................................       5

        Notes to Consolidated Financial Statements.....................................       6

    Item 2:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................       8

Part II: Other Information

    Item 4:    Submission of Other Matters.............................................      15

    Item 6:    Exhibits and Reports on Form 8-K........................................      15

    Signatures.........................................................................      20

                             IKOS SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amounts)


                                                                                                           April 1,       October 2,
                                                                                                            2000             1999
                                                                                                          ---------        --------
                                                                                                         (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents......................................................................       $ 11,832        $  7,664
     Short-term investments.........................................................................          3,516           2,870
     Accounts receivable (net of allowances for
         doubtful accounts of $801 and $801, respectively)..........................................         12,185          10,549
     Inventories....................................................................................          3,513           3,455
     Prepaid expenses and other assets..............................................................            165             435
                                                                                                           --------        --------
            Total current assets....................................................................         31,211          24,973

     Equipment and leasehold improvements
         Office and evaluation equipment............................................................          6,480           5,663
         Machinery and equipment....................................................................         11,155          10,513
         Leasehold improvements.....................................................................            749             718
                                                                                                           --------        --------
                                                                                                             18,384          16,894
            Less allowances for depreciation and amortization.......................................        (13,351)        (11,832)
                                                                                                           --------        --------
                                                                                                              5,033           5,062
     Intangible assets (net of accumulated amortization of
         $841 and $716, respectively)...............................................................          1,021           1,146
     Other assets...................................................................................            275             609
                                                                                                           --------        --------
                                                                                                           $ 37,540        $ 31,790
                                                                                                           ========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................................       $  4,740        $  3,763
     Accrued payroll and related expenses...........................................................          1,954           2,709
     Accrued commissions............................................................................          1,169           1,052
     Income taxes payable...........................................................................          1,751           1,019
     Other accrued liabilities......................................................................          2,268           2,815
     Deferred revenues..............................................................................          7,157           5,337
                                                                                                           --------        --------
            Total current liabilities...............................................................         19,039          16,695

Accrued rent........................................................................................           --                64
Commitments
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000 shares
         authorized, none issued and outstanding....................................................           --              --
     Common stock, $.01 par value; 50,000 shares
         authorized, 8,797 and 8,797 shares
         issued and 8,592 and 8,401 outstanding, respectively.......................................             88              88
     Treasury stock, at cost, 205 shares in 2000 and
         396 in 1999................................................................................         (1,322)         (2,536)
     Additional paid-in capital.....................................................................         57,991          58,312
     Accumulated other comprehensive income.........................................................           (658)           (498)
     Accumulated deficit............................................................................        (37,598)        (40,335)
                                                                                                           --------        --------
            Total stockholders' equity..............................................................         18,501          15,031
                                                                                                           --------        --------
                                                                                                           $ 37,540        $ 31,790
                                                                                                           ========        ========

                     See notes to financial statements.


                              IKOS SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share amounts)

                                                                Three Months Ended           Six Months Ended
                                                               ---------------------       ---------------------
                                                               April 1,      April 3,       April 1,     April 3,
                                                                2000          1999           2000          1999
                                                               -------       -------       -------       -------
Net revenues
    Product..............................................      $12,403       $ 9,958       $23,452       $17,571
    Maintenance..........................................        4,396         3,724         8,752         7,455
                                                               -------       -------       -------       -------
       Total net revenues................................       16,799        13,682        32,204        25,026

Cost of revenues
    Product..............................................        2,456         2,471         5,161         4,440
    Maintenance..........................................        1,215           948         2,238         1,794
                                                               -------       -------       -------       -------
       Total cost of revenues............................        3,671         3,419         7,399         6,234
                                                               -------       -------       -------       -------
       Gross profit......................................       13,128        10,263        24,805        18,792

Operating expenses:
    Research and development.............................        3,953         3,433         7,207         6,448
    Sales and marketing..................................        5,760         5,536        11,681        10,140
    General and administration...........................        1,288         1,011         2,341         1,914
    Amortization of intangibles..........................           42           103           125           206
                                                               -------       -------       -------       -------
       Total operating expenses..........................       11,043        10,083        21,354        18,708
                                                               -------       -------       -------       -------
Income from operations...................................        2,085           180         3,451            84
Interest income..........................................           99           133           191           281
                                                               -------       -------       -------       -------
Income before provision for income taxes.................        2,184           313         3,642           365
Provision for income taxes...............................          540            55           905            55
                                                               -------       -------       -------       -------
       Net income........................................      $ 1,644       $   258       $ 2,737       $   310
                                                               =======       =======       =======       =======
Basic net income per share...............................      $  0.19       $  0.03       $  0.32       $  0.04
                                                               =======       =======       =======       =======
Common and common equivalent shares used
    in computing per share amounts.......................        8,531         8,336         8,474         8,319
                                                               =======       =======       =======       =======
Dilutive net income per share............................      $  0.17       $  0.03       $  0.28       $  0.04
Common and common equivalent shares used
    in computing per share amounts.......................        9,926         9,046         9,723         8,845
                                                               =======       =======       =======       =======

                      See notes to financial statements.

                             IKOS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        Increase (decrease) in cash and cash equivalents in thousands


                                                                                                    Six months ended
                                                                                               ------------------------
                                                                                               April 1,         April 3,
                                                                                                 2000            1999
                                                                                               --------        --------
Operating activities:
    Net income..........................................................................       $  2,737        $    310
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization.....................................................          1,644           1,423
      Accumulated translation adjustments ..............................................           (160)            (82)
      Accrued rent......................................................................            (64)            (45)

    Changes in operating assets and liabilities:
      Accounts receivable...............................................................         (1,636)            438
      Inventories.......................................................................            (58)         (1,185)
      Prepaid expenses and other current assets.........................................            270              73
      Other assets......................................................................            334             152
      Accounts payable..................................................................            977            (790)
      Accrued payroll and other expenses................................................           (755)            787
      Accrued commissions...............................................................            117             536
      Income taxes payable..............................................................            732             (69)
      Other accrued liabilities.........................................................           (547)         (1,547)
      Deferred revenues.................................................................          1,820             198
                                                                                               --------        --------
        Net cash provided by operating activities.......................................          5,411             199

Investing activities:
    Purchases of equipment and leasehold improvements...................................         (1,490)         (1,201)
    Purchase of short-term investments..................................................         (2,969)         (3,919)
    Maturities of short-term investments................................................          2,323           6,563
                                                                                               --------        --------
        Net cash provided by (used in) investment activities............................         (2,136)          1,443

Financing activities:
    Net sale (repurchase) of common stock...............................................            893            (347)
                                                                                               --------        --------
Increase in cash and cash equivalents...................................................          4,168           1,295
Cash and cash equivalents at beginning of period........................................          7,664           8,165
                                                                                               --------        --------
Cash and cash equivalents at end of period..............................................       $ 11,832        $  9,460
                                                                                               ========        ========

                      See notes to financial statements.

                             IKOS SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements at April 1, 2000 and for the three and six months ended April 1, 2000 and April 3, 1999, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 2, 1999 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1999. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six month periods ended April 1, 2000 are not necessarily indicative of results expected for the full year.

     Certain reclassifications, none of which affected net income, have been made to prior year's amounts to conform to the current year's presentation.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                               April 1,      October 2,
                                                 2000           1999
                                                ------         ------
          Raw materials                         $  705         $  818
          Work-in-process                        1,216          1,435
          Finished goods                         1,592          1,202
                                                ------         ------
                                                $3,513         $3,455
                                                ======         ======
3.   Net Income Per Share

     The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The incremental common shares attributable to outstanding options for the three and six months ended April 1, 2000 and April 3, 1999 included in the total shares used in the denominator of the diluted net income per share calculation are as follows (in thousands):

                                               April 1,        April 3,
                                                 2000            1999
                                               --------        --------
          Three months ended                     1,395            710
                                                 =====           ====
          Six months ended                       1,249            526
                                                 =====           ====

                             IKOS SYSTEMS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   Comprehensive Income

     Comprehensive income for the three and six month periods ending April 1, 2000 and April 3, 1999 are as follows (in thousands):

                                                       Three Months Ended                  Six Months Ended
                                             ---------------------------------     --------------------------------
                                                April 1,           April 3,           April 1,          April 3,
                                                  2000               1999              2000               1999
                                             --------------     --------------     -------------     --------------
Net income as reported                               $1,644              $ 258            $2,737              $ 310
Accumulated translation
   adjustments                                          (82)               (82)             (160)                 2
                                             --------------     --------------
Comprehensive income                                 $1,562              $ 176            $2,577              $ 312
                                             ==============     ==============     =============     ==============


5.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB 101 to our financial statements no later than the first quarter of fiscal 2001. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 30, 2000. The change in the revenue recognition policy would result in a cumulative adjustment in the first quarter of 2000 to reflect the deferral of revenue for shipments previously reported as revenue, that do not meet SAB 101 revenue recognition. The Company is currently evaluating the impact of the new SAB.

6.   Subsequent Events

     Subsequent to April 1, 2000, the Company completed the establishment of a line of credit with its bank. Under the terms of the agreement, the Company will be able to utilize up to $3,000,000 for working capital purposes and an additional $1,500,000 for capital acquisitions.

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

Net Revenues

Net revenues for the three and six month periods ending April 1, 2000 were $16,799,000 and $32,204,000, respectively, representing a 23% and 29% increase over the same periods of the prior year. The increase was a result of increases in both product and maintenance revenues. For the three months ended April 1, 2000, product revenues increased as result of increases in both emulation and simulation sales during the quarter. Emulation revenues increased approximately 17% over the prior year's quarter as the product continues to be accepted in the marketplace. However, these results were slightly lower than the previous quarter. The decline from quarter to quarter is believed to be a timing issue and the Company expects continued growth of emulation revenues over the next two quarters. For the six month period, emulation revenues grew by over 50% when compared to the prior year six month period. The increase is a result of the increased acceptance of the Company's current emulation offerings and the ongoing upgrades to the product itself. Simulation revenues were 32% higher than the prior year's quarter and 27% higher than the previous quarter. For the six month period, simulation revenues increased 27% when compared to the same period in fiscal 1999. The increase is directly related to the Company's newer simulation products which continue to sell at a higher than expected level. The Company anticipates that the ongoing revenue growth will be mainly from its emulation products and the simulation revenues will show flat to lower results as the transition to emulation continues.

For the three and six month period ended April 1, 2000, maintenance revenues have increased due to the Company's current Voyager system installed base and the Company's increasing emulation system installed base which has resulted in an overall higher installed base of systems which are under maintenance agreements. Maintenance revenues are expected to continue to grow, as they relate to the emulation products. However, the overall growth of maintenance revenues may be limited due to fewer customers renewing their maintenance for the simulation products as this business evolves.

International sales for the quarter totaled $4,513,000 or approximately 27% of total revenues. International revenues for the quarter were slightly lower when compared to the prior year quarter. The decrease in revenues is primarily due to timing of orders and shipments. For the six month period, international revenues totaled $11,923,000 or 37% of total revenues and represents an increase of 29% from the same period a year ago. The increases are due to higher sales in the first quarter as a result of the timing of orders and shipments.

Gross Profit Margins

Gross profit margins for the three and six month periods ended April 1, 2000 were 78% and 77%, respectively. Gross profit margins for the three and six month periods ended April 3, 1999 were 75%. The increase in the product margins is due to sales of higher margin products and the increased manufacturing efficiencies. Product margins increased due to the volume while maintenance margins decreased as a result of higher support costs related to newer products.

Research and Development Expenses

Research and development expenses for the three and six month periods ending April 1, 2000 were approximately $3,953,000 and $7,207,000, respectively or 24% and 22% of net revenues. This represented an increase of 15% over the second quarter of 1999 and 12% for the six month period. Research and development expenses increased primarily as a result of increased salaries, consulting costs and prototype costs. The Company expects that research and development expenses will continue to increase as the Company continues to upgrade its current offerings and research new possibilities.

Sales and Marketing Expenses

Sales and marketing expenses for the three and six month periods ending April 1, 2000 were approximately $5,760,000 and $11,681,000, respectively or 34% and 36% of net revenues. This represented an increase of 4% and 15% over the same three and six month periods in fiscal 1999. The increase over the prior year quarter and six month period is primarily related to increase salaries, commissions and consulting expenses.

General and Administrative Expenses

General and administrative costs for the three and six month periods ending April 1, 2000 were $1,288,000 and $2,341,000 or 8% and 7% of net revenues. For the three and the six month periods, the general and administrative expenses were comparable with the prior year in terms of percentage of revenues although slightly higher in absolute dollars as a result of increased salaries and related expenses. General and administrative costs are expected to remain flat as a percentage of revenues over the remainder of fiscal 2000.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three and six month periods ended April 1, 2000 is 25%, as compared to an effective tax rate of 18% and 15% for the three and six month periods of fiscal 1999. The Company's 2000 effective tax rate for the three and six month periods ended April 1, 2000 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The Company's 1999 effective tax rate for the three and six month periods ended April 3, 1999 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through April 1, 2000, the impact of such hedging arrangements have been immaterial to the Company operations.

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

Sales Trends - Over the past several years the marketplace for the Company's
------------
products has evolved substantially. The Company has seen a significant reduction in sales of its simulation products as revenues have declined from approximately $37,044,000 in fiscal 1997 to approximately $19,463,000 in fiscal 1999. Simulation revenues were approximately $10,894,000 for the first six months of fiscal 2000. While the overall decrease is due in part to the evolution of the market, the primary cause of the decrease is the result of the Company's focus on its new emerging product line of emulation solutions. The Company has seen its revenues from its emulation products increase from approximately $6,000,000 in fiscal 1997 to over $20,000,000 in fiscal 1999. The Company anticipates that the simulation product revenue will continue to decrease, however, on a slower pace over the next year and its emulation revenues will increase resulting in increased sales overall. There can be no assurance that the Company will be able to maintain these expected trends. These trends will be dependent upon the Company introducing new products and methodologies. Furthermore, increased overall sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design, the ability of the Company's products to shorten overall customer design cycles and increased industry acceptance of the Company's verifications solutions. Because the market for hardware-assisted verification products is evolving, it is difficult to predict with any assurance whether the markets for such solutions will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

New Product Development - To continue its expected revenue growth, the Company
-----------------------
needs to continue to invest in new product development. The Company continues to focus most of its development resources on its emulation products. Since fiscal 1997, when the Company released its first generation emulator, the Company has released two new generations of its emulation product. The Company has seen favorable results with its latest release; however, there can be no assurance that the product will continue to meet the requirements of the marketplace. There continues to be further development of the emulation product as well as other verification products, and as the Company continues to develop such products, which are based on the new technology, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions for customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting verification products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service. However, performance problems or other difficulties that may require design modifications and related expenses may hinder or damage market acceptance of the products. While the Company's verification systems are designed to provide cost and ease of use advantages intended to broaden the market for hardware-assisted verification, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for such verification solutions will broaden beyond the current set of users.

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

Sales Support Personnel - Due the complex and technical environment, in which
-----------------------
the Company operates, the Company's products require a significant level of pre-sale support and in certain instance post-sale support. Due to the current competitive environment for these support resources, the Company is faced with many challenges in hiring, training and retaining the best application support resources available. While the Company has been successful in the past in hiring and training sales support personnel, there are no guarantees that the Company can continue to hire and retain new employees as needed. Should the Company be unable to attract and maintain an adequate level of application support personnel, the Company's sales and support operations could be adversely impacted. It is the Company's position to be competitive in the hiring, training and retention of such personnel.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments increased to $15,348,000 at April 1, 2000 from $10,534,000 at October 2, 1999. The increase was a result of $5,411,000 of cash provided by operating activities, $1,490,000 of cash used in investing activities (excluding short-term investment activities) and $893,000 of cash provided by financing activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$5,411,000 during the first six months of fiscal 2000. The $5,411,000 of cash provided by operations was primarily due to net income adjusted for depreciation, amortization, accumulated translation adjustments and deferred rent, decreases in prepaid expenses and other assets, combined with increases in accounts payable, deferred revenues, taxes payable and accrued commissions. These increases in cash were offset by increases in accounts receivable and inventories combined with decreases in accrued payroll and related expenses and other accrued expenses.

Investing Activities - Net cash used in investing activities for the first six
--------------------
months of 2000 was $2,136,000. The $2,136,000 of cash used was primarily the result of $2,323,000 obtained from maturities of short-term investment offset by purchases of short-term investments of $2,969,000 and acquisition of capital equipment of $1,490,000.

Financing Activities - Net cash provided by financing activities for the six
--------------------
months ended April 1, 2000, was $893,000 and was primarily related to the net sales of stock under stock option and purchase plans during the six months.

The Company's primary unused sources of funds at April 1, 2000 consisted of $11,832,000 of cash and cash equivalents, in addition to $3,516,000 of short-term investments. In April 2000, the Company completed the signing of a new credit facility that provides a $3,000,000 working capital line and a $1,500,000 capital equipment line. The Company believes that its current cash, cash equivalents, short-term investments and its current credit facility, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to the Company.

                         PART II. OTHER INFORMATION


ITEMS 1-3  Not applicable

ITEM 4     Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on January 19, 2000.

The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:

                                      For        Against
                                   ---------     -------
Gerald S. Casilli                  7,331,295     31,486
Ramon A. Nunez                     7,333,990     28,791
James R. Oyler                     7,327,485     35,296
Glenn E. Penisten                  7,331,650     31,131
William Stevens                    7,332,690     36,241
Jackson Hu                         7,326,640     36,141

In addition, stockholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending September 30, 2000. The proposal received the following votes:

          For          Against    Abstentions     Broker Non-votes
          ---          -------    -----------     ----------------
       7,359,579        1,900       1,302               0

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

                                        IKOS SYSTEMS, INC.
                                        ------------------
                                        Registrant


Date: May 16, 2000                      /s/ Joseph W. Rockom
                                        ---------------------
                                        (JOSEPH W. ROCKOM CFO)
                                        Principal Financial Officer,
                                        Duly Authorized Officer