Form 10-Q
period 2000-07-01
IKOS SYSTEMS INC
filed 2000-08-14
CIK 756365

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _____________



                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended July 1, 2000 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission File Number 0-18623


                                 ____________

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

              Registrant's telephone number, including area code:
                                 (408) 255-4567



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock $.01 Par Value               8,625,000,
        ---------------------------
               (Title of Class)        (Outstanding as of July 1, 2000)


================================================================================

                               IKOS SYSTEMS, INC.
                                   FORM 10-Q
                           QUARTER ENDED July 1, 2000


                                     INDEX
                                     -----


Part I:  Financial Information

         Item 1: Financial Statements
                                                                         Page
                 Consolidated Balance Sheets at

                   July 1, 2000 (unaudited) and October 2, 1999........    3

                 Unaudited Consolidated Statements of Income
                  for the three and nine months ended July 1, 2000
                  and July 3, 1999.....................................    4

                 Unaudited Consolidated Statements of Cash Flows
                  for the nine months ended July 1, 2000
                  and July 3, 1999.....................................    5

                 Notes to Unaudited Consolidated Financial Statements..    6

        Item 2:  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations....    9

Part II: Other Information

        Item 6:  Exhibits and Reports on Form 8-K......................   17

     Signatures .......................................................   21

                               IKOS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                      July 1,          October 2,
                                                                       2000               1999
                                                                  ----------------   ---------------
                                                                    (unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents................................          $13,277            $7,664
     Short-term investments...................................            4,026             2,870
     Accounts receivable (net of allowances for
         doubtful accounts of $801 and $801, respectively)....           12,897            10,549
     Inventories..............................................            3,735             3,455
     Prepaid expenses and other assets........................              183               435
                                                                  ----------------   ---------------
            Total current assets..............................           34,118            24,973

     Equipment and leasehold improvements
         Office and evaluation equipment......................            6,543             5,663
         Machinery and equipment..............................           11,207            10,513
         Leasehold improvements...............................              844               718
                                                                  ----------------   ---------------
                                                                         18,594            16,894
            Less allowances for depreciation and amortization.          (13,737)          (11,832)
                                                                  ----------------   ---------------
                                                                          4,857             5,062
     Intangible assets (net of accumulated amortization of
         $883 and $716, respectively).........................              979             1,146
     Other assets.............................................              516               609
                                                                  ----------------   ---------------
                                                                        $40,470           $31,790
                                                                  ================   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.........................................           $3,414            $3,763
     Accrued payroll and related expenses.....................            2,924             2,709
     Accrued commissions......................................            1,016             1,052
     Income taxes payable.....................................            2,399             1,019
     Other accrued liabilities................................            2,134             2,815
     Deferred revenues........................................            7,784             5,337
                                                                  ----------------   ---------------
            Total current liabilities.........................           19,671            16,695

Accrued rent..................................................               --                64
Commitments
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000 shares
         authorized, none issued and outstanding..............               --                --
     Common stock, $.01 par value; 50,000 shares
         authorized, 8,797 and 8,797 shares
         issued and 8,625 and 8,401 outstanding, respectively.               88                88
     Treasury stock, at cost, 173 shares in 2000 and
         396 in 1999..........................................           (1,115)           (2,536)
     Additional paid-in capital...............................           57,868            58,312
     Accumulated other comprehensive income...................             (747)             (498)
     Accumulated deficit......................................          (35,295)          (40,335)
                                                                  ----------------   ---------------
            Total stockholders' equity........................           20,799            15,031
                                                                  ----------------   ---------------
                                                                        $40,470           $31,790
                                                                  ================   ===============




                      See notes to financial statements.

                                IKOS SYSTEMS INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                                          Three Months Ended                  Nine Months
                                                                                                                    Ended
                                                         -----------------------------------------------------------------------
                                                             July 1,               July 3,           July 1,         July 3,
                                                               2000                 1999              2000             1999
Net revenues
    Product.............................................          $13,876               $11,098        $37,328          $28,669
    Maintenance.........................................            4,567                 3,914         13,319           11,369
                                                         -----------------    ------------------   ------------    -------------
       Total net revenues...............................           18,443                15,012         50,647           40,038

Cost of revenues
    Product.............................................            2,834                 2,681          7,995            7,121
    Maintenance.........................................            1,102                 1,057          3,340            2,851
                                                         -----------------    ------------------   ------------    -------------
       Total cost of revenues...........................            3,936                 3,738         11,335            9,972

                                                        ------------------    ------------------   ------------    -------------
       Gross profit.....................................           14,507                11,274         39,312           30,066

Operating expenses:
    Research and development............................            4,198                 3,411         11,405            9,859
    Sales and marketing.................................            6,161                 5,719         17,842           15,859
    General and administration..........................            1,231                 1,103          3,572            3,017
    Amortization of intangibles.........................               42                   103            167              309
                                                         -----------------    ------------------   ------------    -------------
       Total operating expenses.........................           11,632                10,336         32,986           29,044

                                                        ------------------    ------------------   ------------    -------------
Income from operations..................................            2,875                   938          6,326            1,022


Interest income.........................................              198                   111            389              392

                                                        ------------------    ------------------   ------------    -------------


Income before provision for income taxes................            3,073                 1,049          6,715            1,414
Provision for income taxes..............................              770                   265          1,675              320

                                                        ------------------    ------------------   ------------    -------------
       Net income.......................................           $2,303                  $784         $5,040           $1,094
                                                         =================    ==================   ============    =============


Basic net income per share..............................            $0.27                 $0.09          $0.59            $0.13
                                                         =================    ==================   ============    =============

Common and common equivalent shares used
    in computing per share amounts......................            8,611                 8,288          8,520            8,285
                                                         =================    ==================   ============    =============

Dilutive net income per share                                       $0.23                 $0.08          $0.52            $0.12

Common and common equivalent shares used
    in computing per share amounts......................            9,897                 9,406          9,781            9,008
                                                         =================    ==================   ============    =============


                       See notes to financial statements.

                               IKOS SYSTEMS, INC.
                      UNAUDITED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
          Increase (decrease) in cash and cash equivalents in thousands

                                                                                Nine months ended
                                                                        --------------------------------------
                                                                             July 1,             July 3,
                                                                              2000                 1999
                                                                        ------------------   -----------------
Operating activities:
    Net income...................................................              $5,040              $1,094
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization..............................               2,072               2,048
      Accumulated translation adjustments........................                (249)               (135)
      Change in accrued rent.....................................                 (64)                (67)

    Changes in operating assets and liabilities:
      Accounts receivable........................................              (2,348)             (2,377)
      Inventories................................................                (280)               (613)
      Prepaid expenses and other current assets..................                 252                 (43)
      Other assets...............................................                  93                (150)
      Accounts payable...........................................                (349)                (45)
      Accrued payroll and other expenses.........................                 215               1,262
      Accrued commissions........................................                 (36)                (84)
      Income taxes payable.......................................               1,380                (225)
      Other accrued liabilities..................................                (681)             (1,762)
      Deferred revenues..........................................               2,447              (1,186)
                                                                        ------------------   -----------------
        Net cash provided by (used in) operating activities......               7,492              (2,283)

Investing activities:
    Purchases of equipment and leasehold improvements............              (1,700)             (1,699)
    Purchase of short-term investments...........................              (4,999)             (4,465)
    Maturities of short-term investments.........................               3,843               8,158
                                                                        ------------------   -----------------
        Net cash provided by (used in) investment activities.....              (2,856)              1,994

Financing activities:
    Net sale (repurchase) of common stock........................                 977                (148)

                                                                        ------------------   -----------------
Increase (decrease) in cash and cash equivalents.................               5,613                (437)
Cash and cash equivalents at beginning of period.................               7,664               8,165

                                                                        ------------------   -----------------
Cash and cash equivalents at end of period.......................             $13,277              $7,728
                                                                        ==================   =================


                       See notes to financial statements.

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements at July 1, 2000 and for the three and nine months ended July 1, 2000 and July 3, 1999, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended October 2, 1999 included in the Form 10-K as filed with the Securities and Exchange Commission on December 20, 1999. The unaudited interim financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine month periods ended July 1, 2000 are not necessarily indicative of results expected for the full year.

     Certain reclassifications, none of which affected net income, have been made to prior year's amounts to conform to the current year's presentation.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                                  July 1,       October 2,
                                                   2000            1999
                                                 ------          ------
Raw materials                                    $  732          $  818
Work-in-process                                   1,061           1,435
Finished goods                                    1,942           1,202
                                                 ------          ------
                                                 $3,735          $3,455
                                                 ======          ======

3.   Net Income Per Share

     The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The incremental common shares attributable to outstanding options for the three and nine months ended July 1, 2000 and July 3, 1999 included in the total shares used in the denominator of the diluted net income per share calculation are as follows (in thousands):

                                    July 1,   July 3,
                                     2000      1999
                                    -----     -----
          Three months ended        1,285     1,118
                                    =====     =====
          Nine months ended         1,261       723
                                    =====     =====

                              IKOS SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   Comprehensive Income

     Comprehensive income for the three and nine month periods ending July 1, 2000 and July 3, 1999 are as follows (in thousands):


                                                          Three Months Ended                      Nine Months Ended
                                              ------------------------------------      -----------------------------------
                                                    July 1,              July 3,             July 1,              July 3,
                                                      2000                 1999                2000                 1999
                                              ---------------      ---------------      --------------      ---------------
Net income as reported                                 $2,303                $ 784              $5,040               $1,094

Accumulated translation
   adjustments                                            (89)                (137)               (249)                (135)
                                              ---------------      ---------------      --------------      ---------------
Comprehensive income                                   $2,214                $ 647              $4,791               $  959
                                              ===============      ===============      ==============      ===============



5.   Line of Credit Facility

     In April, the Company completed the establishment of a line of credit with its bank. Under the terms of the agreement, the Company will be able to utilize up to $3,000,000 for working capital purposes and an additional $1,500,000 for capital acquisitions. The Company has offset a portion of the working capital line for use as collateral for letter of credits relating to its new facility leases. As of July 1, 2000, approximately $1,500,000 remains available for used under the line of credit facility.


6.   Facility Lease Agreements

     In January 2000, the Company signed a new facility lease agreement for the Company's principal executive offices. Under the new lease the Company will have approximately 106,000 square feet of leased office building space in San Jose, California. The lease term is for 10 years with options to renew for up to an additional 10 years. The Company will be relocating to the new facility in the later part of the calendar 2000 year. Future minimum payments under the lease are as follows (in thousands):

                       Fiscal Year     Amount
                       ----------      ------

                       Year 1          $ 2,010
                       Year 2            2,010
                       Year 3            2,010
                       Year 4            2,191
                       Year 5            2,191
                       Thereafter       11,811
                                       -------
                                       $22,223
                                       =======

     In July, the Company signed a new facility lease agreement for the Company's engineering group in Waltham, MA. Under the new lease, the Company will have approximately 34,000 square feet of leased office building space in Waltham, MA. The lease term is for 10 years. The engineering group will be relocating to the new facility during the fourth quarter of fiscal 2000.

                     Fiscal Year    Amount
                     ----------     ------

                     Year 1          $   70
                     Year 2             577
                     Year 3             767
                     Year 4             860
                     Year 5             860
                     Thereafter       5,018
                                     ------
                                     $8,152
                                     ======

7.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The accounting profession is currently exploring practical means of implementing the guidelines established by SAB 101. To the extent that SAB 101 is applicable to the Company, the Company will be required to change its revenue recognition policy. In June 2000, the SEC issued SAB 101B that delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Financial information for prior quarters would be restated with the cumulative effect adjustment reflected in the fourth quarter of 2001 in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In subsequent periods, the Company would disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company currently cannot determine what effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the 6 following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

Net Revenues

Net revenues for the three and nine month periods ending July 1, 2000 were $18,443,000 and $50,647,000, respectively, representing a 23% and 26% increase over the same periods of the prior year. This increase was a result of increases in product of 25% and maintenance revenues of 17%. For the three months ended July 1, 2000, product revenues increased as result of increases in emulation sales during the quarter. Emulation revenues increased approximately 72% over the prior year's quarter and 41% over the immediately preceding quarter, as demand continues to increase for the Company's latest emulation product offering. For the nine month period, emulation revenues grew by over 53% when compared to the prior year nine month period. The increase is a result of the growing acceptance of the Company's current emulation offerings and the ongoing upgrades to the product itself. Simulation revenues were 10% lower than the prior year's quarter and 14% lower than the previous quarter. For the nine month period, simulation revenues increased 20% when compared to the same period in fiscal 1999. While the Company has realized stronger than expected sales of its simulation product for the nine month period, the third quarter decrease is believed to be indicative of the expected trend of simulation product sales.
The Company's newer simulation products are still in demand, however, the Company anticipates that the ongoing revenue growth will be mainly from its emulation products and the simulation revenues will show flat to lower results as the transition to emulation continues.

For the three and nine month period ended July 1, 2000, maintenance revenues have increased primarily due to the Company's increasing installed base of emulation customers. In addition, maintenance revenues on the Company's simulation products are slightly higher for the nine month period as customers continue to renew and maintain their simulation product investment. Maintenance revenues are expected to continue to grow, as they relate to the emulation products. However, the overall growth of maintenance revenues may be limited due to fewer customers renewing their maintenance for the simulation products as this business evolves.

International revenues for the quarter ended July 1, 2000, totaled $6,814,000 or approximately 37% of total revenues. International revenues for the quarter increased 53% when compared to the prior year quarter. For the nine month period, international revenues totaled $19,015,000 or 38% of total revenues and represents an increase of 43% from the same period a year ago. The increase in international revenues is due in part to timing of orders coupled with continued strong demand for the simulation products internationally and growing demand for emulation products.

Gross Profit Margins

Gross profit margins for the three and nine month periods ended July 1, 2000 were 79% and 78%, respectively. Gross profit margins for the three and nine month periods ended July 3, 1999 were 75%. The increase in gross profit margins for the three and nine month periods ended July 1, 2000 as compared to the same periods in the previous year are a result of the sales of higher margin products and the increased manufacturing efficiencies. Product margins increased due to the higher margin products and volume while maintenance margins decreased as a result of higher support costs related to newer products.

Research and Development Expenses

Research and development expenses for the three and nine month periods ending July 1, 2000 were approximately $4,198,000 and $11,405,000, respectively or 23% of net revenues. This represented an increase of 23% over the third quarter of 1999 and 16% for the nine month period. Research and development expenses increased primarily as a result of increased salaries and prototype costs. As the Company continues to research verification tool methodologies and introduce new products, research and development costs are expected to increase in absolute dollars over the remainder of the year.

Sales and Marketing Expenses

Sales and marketing expenses for the three and nine month periods ending July 1, 2000 were approximately $6,161,000 and $17,842,000, respectively or 33% and 35% of net revenues. This represented an increase of 8% and 13% over the same three and nine month periods in fiscal 1999. The increase over the prior year quarter and nine month period is primarily related to increase salaries, commissions, consulting expenses and trade show expenses.

General and Administrative Expenses

General and administrative costs for the three and nine month periods ending July 1, 2000 were $1,231,000 and $3,572,000 or 7% of net revenues. For the three and the nine month periods, the general and administrative expenses were comparable with the prior year in terms of percentage of revenues although slightly higher in absolute dollars as a result of increased salaries and related expenses. General and administrative costs are expected to remain flat as a percentage of revenues over the remainder of fiscal 2000.

Income Taxes

The Company's effective tax rate on the consolidated pretax income for the three and nine month periods ended July 1, 2000 is 25%, as compared to an effective tax rate of 25% and 23% for the three and nine month periods of fiscal 1999. The Company's 2000 effective tax rate for the three and nine month periods ended July 1, 2000 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The Company's 1999 effective tax rate for the three and nine month periods ended July 3, 1999 differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

Other

The Company has experienced minimal gains or losses on foreign currency translation since substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company has reorganized its operations at its Japan subsidiary and is engaging in transactions in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through July 1, 2000, the impact of such hedging arrangements have been immaterial to the Company operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The accounting profession is currently exploring practical means of implementing the guidelines established by SAB 101. To the extent that SAB 101 is applicable to the Company, the Company will be required to change its revenue recognition policy. In June 2000, the SEC issued SAB 101B that delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Financial information for prior quarters would be restated with the cumulative effect adjustment reflected in the fourth quarter of 2001 in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In subsequent periods, the Company would disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company currently cannot determine what effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the 6 following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

Sales Trends - Over the past several years the marketplace for the Company's
------------
products has evolved substantially. The Company has seen a significant reduction in sales of its simulation products as revenues have declined from approximately $37,044,000 in fiscal 1997 to approximately $19,463,000 in fiscal 1999. Simulation revenues were approximately $17,184,000 for the first nine months of fiscal 2000. While the overall decrease is due in part to the evolution of the market, the primary cause of the decrease is the result of the Company's focus on its new emerging product line of emulation solutions. The Company has seen its revenues from its emulation products increase from approximately $6,000,000 in fiscal 1997 to $20,143,000 through nine months of fiscal 2000. The Company anticipates that the simulation product revenue will continue to decrease, however, at a slower rate over the next year and its emulation revenues will increase resulting in increased sales overall. There can be no assurance that the Company will be able to maintain these expected trends. These trends will be dependent upon the Company introducing new products and methodologies. Furthermore, increased overall sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design, the ability of the Company's products to shorten overall customer design cycles and increased industry acceptance of the Company's verifications solutions. Because the market for hardware-assisted verification products is evolving, it is difficult to predict with any assurance whether the markets for such solutions will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

Major Accounts - The Company believes that in order to grow revenues, the
--------------
Company must establish volume purchase relationships with large customers who will make routine and recurring purchases of the Company's products and represent major accounts to the Company. The Company believes that through these relationships, it can achieve its growth objectives. However, there can be no assurance that the Company can successfully establish such relationships with certain large customers whereby the customer purchases product on a routine and recurring basis. Furthermore, there can be no assurance that such relationships if established would in fact provide for increasing revenues to meet the Company's growth objectives.

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

Sales Support Personnel - Due the complex and technical environment, in which
-----------------------
the Company operates, the Company's products require a significant level of pre-sale support and in certain instances post-sale support. Due to the current competitive environment for these support resources, the Company is faced with many challenges in hiring, training and retaining the best application support resources available. While the Company has been successful in the past in hiring and training sales support personnel, there are no guarantees that the Company can continue to hire and retain new employees as needed. Should the Company be unable to attract and maintain an adequate level of application support personnel, the Company's sales and support operations could be adversely impacted. It is the Company's position to be competitive in the hiring, training and retention of such personnel.

Liquidity and Capital Resources

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments increased to $17,303,000 at July 1, 2000 from $10,534,000 at October 2, 1999. The increase was a result of $7,492,000 of cash provided by operating activities, $1,700,000 of cash used in investing activities (excluding short-term investment activities) and $977,000 of cash provided by financing activities.

Operating Activities - The Company's operating activities provided cash of
--------------------
$7,492,000 during the first nine months of fiscal 2000. The $7,492,000 of cash provided by operations was primarily due to net income adjusted for depreciation, amortization, accumulated translation adjustments and accrued rent, decreases in prepaid expenses and other assets, combined with increases in accrued payroll and related expenses, deferred revenues and income taxes payable. These increases in cash were partially offset by increases in accounts receivable and inventories combined with decreases in accounts payable, accrued commissions and other accrued liabilities.

Investing Activities - Net cash used in investing activities for the first nine
--------------------
months of 2000 was $2,856,000. The $2,856,000 of cash used was primarily the result of purchases of short-term investments of $4,999,000 and acquisition of capital equipment of $1,700,000 offset by $3,843,000 obtained from maturities of short-term investment.

Financing Activities - Net cash provided by financing activities for the nine
--------------------
months ended July 1, 2000, was $977,000 and was primarily related to the net sales of stock under stock option and purchase plans during the nine months.

The Company's primary unused sources of funds at July 1, 2000 consisted of $13,277,000 of cash and cash equivalents, in addition to $4,026,000 of short-term investments. In April 2000, the Company completed the signing of a new credit facility that provides a $3,000,000 working capital line and a $1,500,000 capital equipment line. Of this total the Company has approximately $1,750,000 available under the working capital line as the remainder serves as collateral under two letter of credit arrangements the Company has outstanding relating to its facilities. The Company believes that its current cash, cash equivalents, short-term investments and its available credit facility, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to the Company.

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

10.27     Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank- California.

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

                                      IKOS SYSTEMS, INC.
                                      ------------------
                                      Registrant


Date: August 10, 2000                  /s/ Joseph W. Rockom
                                      ---------------------
                                      (JOSEPH W. ROCKOM CFO)
                                      Principal Financial Officer,
                                      Duly Authorized Officer