Form 10-Q
period 2000-12-30
IKOS SYSTEMS INC
filed 2001-02-09
CIK 756365

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        ---------------------------------


                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 30, 2000 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

COMMISSION FILE NUMBER 0-18623

                        ---------------------------------

                               IKOS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      77-0100318
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

      79 GREAT OAKS BLVD., SAN JOSE, CA                            95119
  (Address of principal executive offices)                      (zip code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (408) 284-0400



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK $.01 PAR VALUE                             8,844,000
      (Title of Class)                     (Outstanding as of December 30, 2000)

================================================================================

                               IKOS SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 30, 2000


                                      INDEX


Part I:  Financial Information

         Item 1: Financial Statements

                                                                             PAGE
                Consolidated Balance Sheets at
                   December 30, 2000 (unaudited) and September 30, 2000.....    3

                Unaudited Consolidated Statements of Income
                   for the three months ended December 30, 2000
                   and January 1, 2000......................................    4

                Unaudited Consolidated Statements of Cash Flows
                   for the three months ended December 30, 2000
                   and January 1, 2000......................................    5

                Notes to Unaudited Consolidated Financial Statements........    6

         Item 2: Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.........    8

Part II: Other Information

         Item 6: Exhibits and Reports on Form 8-K...........................   14

         Signatures.........................................................   17

                          PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               IKOS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per-share amounts)

                                                                                    December 30,   September 30,
                                                                                        2000            2000
                                                                                    ------------   -------------
                                                                                    (Unaudited)
                                                      ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $  8,256       $ 12,032
   Short-term investments ......................................................        13,553          7,771
   Accounts receivable (net of allowances for
       doubtful accounts of $746 and $645, respectively) .......................        14,962         19,716
   Inventories .................................................................         5,338          3,997
   Prepaid expenses and other assets ...........................................           537            578
                                                                                      --------       --------
          Total current assets .................................................        42,646         44,094

   Equipment and leasehold improvements
       Office and evaluation equipment .........................................         5,572          6,782
       Machinery and equipment .................................................         8,150         11,487
       Leasehold improvements ..................................................         3,781          2,640
                                                                                      --------       --------
                                                                                        17,503         20,909
          Less allowances for depreciation and amortization ....................       (10,228)       (14,534)
                                                                                      --------       --------
                                                                                         7,275          6,375
   Intangible assets (net of amortization of
       $967 and $924, respectively) ............................................           841            883
   Other assets ................................................................           684            653
                                                                                      --------       --------
                                                                                      $ 51,446       $ 52,005
                                                                                      ========       ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ...............................................................      $     --       $  1,809
   Accounts payable ............................................................         7,061          5,446
   Accrued payroll and related expenses ........................................         3,204          3,549
   Accrued commissions .........................................................           825          2,094
   Income taxes payable ........................................................         2,568          3,252
   Other accrued liabilities ...................................................         2,202          2,511
   Deferred revenues ...........................................................         7,819          8,388
                                                                                      --------       --------
          Total current liabilities ............................................        23,679         27,049

Accrued rent ...................................................................           231             92
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares
       authorized, none issued and outstanding .................................            --             --
   Common stock, $.01 par value; 50,000 shares
       authorized, 8,844 and 8,797 shares
       issued and 8,844 and 8,778 outstanding, respectively ....................            88             88
   Additional paid-in capital ..................................................        57,925         57,791
   Treasury stock, at cost, no shares in
       2001 and 19 in 2000 .....................................................            --           (126)
   Accumulated adjustments to comprehensive income .............................          (917)          (842)
   Accumulated deficit .........................................................       (29,560)       (32,047)
                                                                                      --------       --------
          Total stockholders' equity ...........................................        27,536         24,864
                                                                                      --------       --------
                                                                                      $ 51,446       $ 52,005
                                                                                      ========       ========


                See notes to consolidated financial statements.

                                IKOS SYSTEMS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                       --------------------------
                                                       December 30,    January 1,
                                                           2000           2000
                                                       ------------    ----------
Net revenues
    Product ......................................      $ 16,379       $ 11,049
    Maintenance ..................................         4,630          4,356
                                                        --------       --------
      Total net revenues .........................        21,009         15,405

Cost of revenues
    Product ......................................         3,355          2,705
    Maintenance ..................................         1,114          1,023
                                                        --------       --------
      Total cost of revenues .....................         4,469          3,728
                                                        --------       --------
      Gross profit ...............................        16,540         11,677

Operating expenses:
    Research and development .....................         4,508          3,254
    Sales and marketing ..........................         7,278          5,921
    General and administration ...................         1,584          1,053
    Amortization of intangibles ..................            42             83
                                                        --------       --------
      Total operating expenses ...................        13,412         10,311
                                                        --------       --------
Income from operations ...........................         3,128          1,366

Other income (expense):
    Interest income ..............................           250             92
    Interest expense .............................           (31)            --
    Other ........................................            --             --
                                                        --------       --------
      Total other income .........................           219             92
                                                        --------       --------

Income before provision for income taxes .........         3,347          1,458
Provision for income taxes .......................           860            365

                                                        --------       --------
      Net income .................................      $  2,487       $  1,093
                                                        ========       ========


Basic net income per share .......................      $   0.28       $   0.13
                                                        ========       ========

Weighted-average common shares used
    in computing basic per share amounts .........         8,805          8,417
                                                        ========       ========


Dilutive net income per share ....................      $   0.25       $   0.11
                                                        ========       ========

Common and common equivalent shares used
    in computing dilutive per share amounts ......        10,024          9,519
                                                        ========       ========


                See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Increase (decrease) in cash and cash equivalents in thousands
                                 (in thousands)

                                                                            Quarter Ended
                                                                     ---------------------------
                                                                     December 30,     January 1,
                                                                         2000           2000
                                                                     ------------     ----------
Operating activities:
   Net income ...................................................      $  2,487       $  1,093
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ..............................           855            838
     Gain on sale of capital equipment ..........................             8             --
     Accumulated translation adjustments ........................           (75)           (78)
     Accrued rent ...............................................           139            (31)


   Changes in operating assets and liabilities:
     Accounts receivable ........................................         4,754          1,543
     Inventories ................................................        (1,341)           185
     Prepaid expenses and other current assets ..................            41            (16)
     Other assets ...............................................           (31)          (266)
     Accounts payable ...........................................         1,615            238
     Accrued payroll and related expenses .......................          (345)           162
     Accrued commissions ........................................        (1,269)          (131)
     Income taxes payable .......................................          (684)           277
     Other accrued liabilities ..................................          (309)          (769)
     Deferred revenues ..........................................          (569)           433
                                                                       --------       --------
       Net cash provided by operating activities ................         5,276          3,478

Investing activities:
   Purchases of equipment and leasehold improvements ............        (1,721)          (942)
   Purchase of short-term investments ...........................        (7,781)          (972)
   Maturities of short-term investments .........................         1,999          1,534
                                                                       --------       --------
       Net cash used in investment activities ...................        (7,503)          (380)

Financing activities:
   Principal payments on short-term borrowings ..................        (1,809)            --
   Sale of common stock .........................................           260            112
                                                                       --------       --------
       Net cash provided by (used in) financing activities ......        (1,549)           112

Increase (decrease) in cash and cash equivalents ................        (3,776)         3,210
Cash and cash equivalents at beginning of period ................        12,032          7,664
                                                                       --------       --------

Cash and cash equivalents at end of period ......................      $  8,256       $ 10,874
                                                                       ========       ========


                 See notes to consolidated financial statements.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements at December 30, 2000 and for the three months ended December 30, 2000 and January 1, 2000, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 2000 included in the Form 10-K as filed with the Securities and Exchange Commission on December 21, 2000. The unaudited interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended December 30, 2000 are not necessarily indicative of results expected for the full year.


2.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                      December 30,     September 30,
                                          2000            2000
                                          ----            ----
                Raw materials             $ 1,134      $   951
                Work-in-process             2,506        1,386
                Finished goods              1,698        1,660
                                          -------      -------
                                          $ 5,338      $ 3,997
                                          =======      =======

3.      NET INCOME PER SHARE

        The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The incremental common shares attributable to outstanding options for the three month periods ended December 30, 2000 and January 1, 2000 are 1,219,000 and 1,102,000 and
        are included in the total shares used in the denominator of the diluted net income per share calculation.

                               IKOS SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      COMPREHENSIVE INCOME

        Comprehensive income for the three month periods ending December 30, 2000 and January 1, 2000 are as follows (in thousands):

                                        Three Months Ended
                                      -----------------------
                                      December 30,   January 1,
                                         2000          2000
                                      ------------   ----------
             Net income as reported        $2,487      $1,093

             Accumulated translation
                adjustments                  (75)        (78)

                                      ------------   ---------
             Comprehensive income          $2,412      $1,015
                                      ============   =========

5.      RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". IKOS is required to implement SAB101 no later than the quarter ending September 29, 2001. The Company is currently evaluating the impact of SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the fiscal year ended September 29, 2001.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted SFAS No. 133 as of October 1, 2000. The adoption of SFAS No. 133 had no effect on the Company's results of operations or financial position.

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

NET REVENUES

Net revenues for the three month period ending December 30, 2000 were $21,009,000, representing a 36% increase over the same period of the prior year. The period to period change was primarily reflective of an 83% increase in emulation product sales. Simulation product sales were up approximately 5% from the prior year and maintenance revenues increased by approximately 6%. Emulation revenues continue to increase as the Company continues to gain market share and realize increased demand for its emulation product offerings. Simulation revenues continued to remain stronger than anticipated showing a slight increase both over same period of the prior year and on a quarter-to-quarter basis. However, the Company continues to expect a decline in the simulation revenues as the transition to emulation continues.

For the three month period ending December 30, 2000, maintenance revenues have increased primarily due to the Company's increasing installed base of emulation customers. However, certain simulation customers are declining to renew their maintenance on their simulation, partially offsetting the increase in the emulation installed base. The Company expects future maintenance revenues to be impacted as the transition to emulation continues.

International revenues for the quarter totaled $5,963,000 or approximately 28% of total revenues. International revenues for the quarter decreased 22% when compared to the first quarter of the prior year. The decrease in revenues is due primarily a reduction of revenues in Japan. The Company believes the shortfall is a result of the Company's increased emphasis on emulation and the difficulties involved in penetrating the Japan market with a new product.

GROSS PROFIT MARGINS

Gross profit margins for the three month period ended December 30, 2000 were 79% versus 76% during the same period a year ago. The increase was primarily related to higher volume of business resulting in more fixed costs being absorbed and the sale of products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three month period ending December 30, 2000 were approximately $4,508,000 or 21% of net revenues. This represented an increase of 38% over the first quarter of fiscal 2000. Research and development expenses increased primarily as a result of increased salaries and prototype costs. As the Company continues to research verification tool methodologies and introduce new products, research and development costs are expected to increase in absolute dollars over the remainder of the year.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three month period ending December 30, 2000 were approximately $7,278,000 or 35% of net revenues. This represented an increase of 23% over the same three month period in fiscal 2000. The increase over the prior year quarter is primarily related to increased salaries, commissions, consulting expenses and trade show expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative costs for the three month period ending December 30, 2000 were $1,584,000 or 8% of net revenues. For the three month period ending December 30, 2000, the general and administrative expenses were higher than the same period in fiscal 2000 as a result of increased salaries and related expenses. General and administrative costs are expected to remain flat to down as a percentage of revenues over the remainder of fiscal 2000.

INCOME TAXES

The Company's effective tax rate on the consolidated pretax income was approximately 25%for the three month periods ending December 30, 2000 and January 1, 2000. The Company's effective tax rate for both periods differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

OTHER

The Company has experienced minimal gains or losses on foreign currency translation. With the exception the Company's Japan operations, substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company's sales in Japan are billed and collected in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. These contracts are accounted for as hedges of identifiable receivables denominated in Japanese yen. Realized gains or losses are recognized upon maturity of the contracts and offset the underlying asset or liability. Through December 30, 2000, the impact of such hedging arrangements have been immaterial to the Company operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer development projects and purchase orders, new product announcements and releases by the Company and other companies, gain or loss of significant customers, price discounting of the Company's products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay issuance of firm purchase orders until their project commencement dates are determined. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Moreover, a significant portion of the Company's revenue may result from shipments during the last few weeks of the quarter from orders generally received in the last month of the quarter. Any concentration of sales at the end of the quarter may limit the Company's ability to plan or adjust operating expenses and production and inventory levels. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of revenue, and the Company's operating results for that quarter would be adversely affected. In addition, sales of individual systems with high average sales prices can constitute a significant percentage of the Company's quarterly revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's net revenues will increase or that the Company will remain profitable in any future period.

Sales Trends. Over the past several years the marketplace for the Company's products has evolved substantially. The Company has seen a significant reduction in sales of its simulation products as revenues have declined from approximately $37,044,000 in fiscal 1997 to approximately $21,719,000 in fiscal 2000. While the decrease is due in part to the evolution of the market, the primary cause of the decrease is the result of the Company's focus on its new emerging product line of emulation solutions. The Company has seen its revenues from its emulation products increase from approximately $6,000,000 in fiscal 1997 to over $32,933,000 in fiscal 2000. There can be no assurance that the Company will be able to maintain these past trends. These trends will be dependent upon the Company introducing new products and methodologies. Furthermore, increased overall sales will also depend on an increasing number of complex ICs designed for electronic systems, integration of the Company's products with other tools for IC design, the ability of the Company's products to shorten overall customer design cycles and increased industry acceptance of the Company verifications solutions. Because the market for hardware-assisted verification products is evolving, it is difficult to predict with any assurance whether the markets for such solutions will continue to expand. There can be no assurances that such market will expand, or even if such market expands, that the Company's products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

New Product Development. To obtain the expected revenue growth, the Company needs to continue to invest in new product development. The Company has focused most of its development resources on its emulation products. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several product design issues with its second-generation emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its product design issues by completely redesigning the emulation product and released its third-generation product during fiscal 1999. This third-generation emulation product provides the customer of up to approximately five million-gates of emulation capacity. While the Company has seen favorable results with its latest release, there can be no assurance that the product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product as well as other verification products, and as the Company continues to develop such products which are based on the new technology, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting verification products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service. Furthermore, the absence of performance problems or other difficulties that may require design modifications and related expenses will contribute to overall success otherwise such issues may hinder or damage market acceptance of the products. While the Company's verification systems are designed to provide cost and ease of use advantages intended to broaden the market for hardware-assisted verification, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for such verification solutions will broaden beyond the current set of users.

The Company currently maintains a research and development facility in India. Through the acquisition of this facility the Company has developed certain technology, which has resulted in new products. The research and development facility has positively impacted the Company's ability to meet its product development deadlines. However, the Company has significant development risk with respect to the continued incorporation of the acquired technology into future products. Such effort will result in increased spending on research and development as the Company attempts to continue to meet its goals and deadlines. There can be no assurance that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurance that the resulting new products will adequately meet the requirements of the marketplace.

Competition. The EDA industry is highly competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of the industry relating to complex designs that the Company believes benefit from its verification products. The Company currently competes with traditional software verification methodologies, including product offerings sold by Cadence, Synopsys and Mentor Graphics. The Company's main competition for the sale of emulation systems is Quickturn/Cadence and Mentor Graphics. The Company expects competition in the market for verification tools to increase as other companies attempt to introduce new products and product enhancements. Moreover, the Company competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than the Company. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of the Company and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. In addition, current competitors or other entities may develop other products that have significant advantages over the Company's products. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its operating results.

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

Customer Concentration. A relatively limited number of customers have historically accounted for a substantial portion of the Company's net revenues. During fiscal 2000, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 66%, 60% and 45%, respectively, of the Company's net revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on the Company's results of operations. Moreover, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its existing customers and the general economy. There can be no assurance that such increases will occur.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments increased to $21,809,000 at December 30, 2000 from $19,803,000 at September 30, 2000. The increase was a result of $5,276,000 of cash provided by operating activities offset by $1,721,000 of cash used in investing activities (excluding short-term investment activities) and $1,549,000 of cash used in financing activities.

Operating Activities - The Company's operating activities provided cash of $5,276,000 during the first three months of fiscal 2000. The cash provided by operations was primarily due to net income adjusted for depreciation, amortization and accrued rent, decreases in accounts receivables and prepaid expenses, combined with an increase in accounts payable. These increases in cash provided by operations were offset by increases in inventories and other assets combined with decreases in accrued payroll expenses, accrued commissions, income taxes payable, other accrued expenses and deferred revenues.

Investing Activities - Net cash used in investing activities for the first three months of 2000 was $7,503,000. The use of cash was primarily related to the purchases of short-term investments of $7,781,000 and the acquisition of capital equipment of $1,721,000) offset by the maturities of short-term investment in the amount of $1,999,000.

Financing Activities -- Net cash used in financing activities for the three months ended December 30, 2000, was $1,549,000 and was primarily related to the repayment of the outstanding line of credit in the amount of $1,809,000 offset by the net sales of stock under stock option and purchase plans during the three months.

The Company's primary unused sources of funds at December 30, 2000 consisted of $8,256,000 of cash and cash equivalents, in addition to $13,553,000 of short-term investments. The Company continues to carry a $3,000,000 working capital line and a $1,200,000 capital equipment line. Of this total the Company has approximately $2,700,000 available under the Company's lines as the remainder serves as collateral under two letter of credit arrangements the Company has outstanding relating to its facilities. The Company believes that its current cash, cash equivalents, short-term investments and its available credit facility, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEMS 1-5      Not applicable

ITEM 6         Exhibits and Reports on Form 8-K


(a) INDEX TO EXHIBITS

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
      2.1    Agreement and Plan of Reorganization among the Company, VMW
             Acquisition Corporation and VMW dated May 14, 1996 (Incorporated by reference to Exhibit 2.1 of the Company's registration statement on
             Form S-3 effective June 26, 1996).
      2.2    Technology Purchase Agreement dated May 12, 1998 by and between the
             Company and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed May 20, 1998).
      3.1    Certificate of Incorporation (Incorporated by reference to Exhibit
             3.1 of the Company's registration statement on Form S-1 effective
             July 25, 1990).
      3.2    Certificate of Amendment of Certificate of Incorporation filed May
             5, 1994 (Incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-2 effective October 12, 1995).
      3.3    Certificate of Amendment of Certificate of Incorporation filed
             April 24, 1995 (Incorporated by reference to Exhibit 4.2 of the
             Company's registration statement on Form S-2 effective October 12,
             1995).
      3.4    Certificate of Amendment of Certificate of Incorporation filed
             February 3, 1997 (Incorporated by reference to Exhibit 3.4 of the
             Company's quarterly report on Form 10-Q for the quarter ending
             March 29, 1997).
      3.5    By laws (Incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form S-1 effective July 25, 1990).
      4.1    Rights agreement dated as of January 27, 1992 between the Company and Manufacturers Hanover Trust Company of California, Rights
             Agent. (Incorporated by reference to Exhibit (C)1, in the Company's report on Form 8-K filed February 10, 1992).
     10.1    Lease Agreement for the Company's principal facility dated March
             20, 1992, between Ames Avenue Associates and the Company, as amended. (Incorporated by reference to Exhibit 10.1 of the
             Company's annual report on 10-K for the year ending September 26,
             1992).
     10.2    Form of Director and Officer Indemnity Agreement. (Incorporated by
             reference to Exhibit 10.6 of the Company's registration statement on
             Form S-1 effective July 25, 1990).
     10.3    1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement on Form S-1 effective July 25, 1990).
     10.4    Patent Cross License Agreement dated May 17, 1989 with Zycad
             Corporation (Incorporated by reference to Exhibit 10.20 of the
             Company's registration statement on Form S-1 effective July 25,
             1990).
     10.5    International Distributorship Agreement dated April 11, 1988, with C.
             Itoh & Co., Ltd. (Incorporated by reference to Exhibit 10.24 of the
             Company's registration statement on Form S-1 effective July 25, 1990).
             Confidential Treatment has been granted as to certain portions of this
             Exhibit.

   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
     10.6    OEM Software License Agreement between CAD Language Systems, Inc. and
             IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991
             (Incorporated by reference to Exhibit 10.18 of the Company's Annual
             Report for the year ended September 28, 1991).
     10.7    Technology Transfer and Joint Development Agreement with
             Racal-Redac, Inc. dated July 1, 1993 (Incorporated by reference to
             Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the quarter ended July 3, 1993). Confidential Treatment has been granted as to certain portions of this Exhibit.
     10.8    Settlement Agreement and Release dated March 31, 1994 between
             Racal-Redac, Inc. and the Company (Incorporated by reference to
             Exhibit 10.13 of the Company's registration statement on Form S-2 effective October 12, 1995).
     10.9    Software License Agreement with Compass Design Automation dated
             December 31, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's quarterly report on Form 10-Q for the quarter ended
             January 1, 1994).
     10.10   Agreement dated June 2, 1994, by and between the Company and Gerald
             S. Casilli (Incorporated by reference to Exhibit 10.18 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             2, 1994).
     10.11   Agreement dated June 2, 1994, by and between the Company and Daniel
             R. Hafeman (Incorporated by reference to Exhibit 10.18 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             2, 1994).
     10.12   Agreement dated June 2, 1994, by and between the Company and
             Stephen McLaughlin. (Incorporated by reference to Exhibit 10.18 of the Company's quarterly report on Form 10-Q for the quarter ended
             July 2, 1994).
     10.13   Agreement dated June 2, 1994, by and between the Company and Larry
             A. Melling (Incorporated by reference to Exhibit 10.18 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             2, 1994).
     10.14   Agreement dated June 2, 1994, by and between the Company and Ramon
             A. Nunez (Incorporated by reference to Exhibit 10.18 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             2, 1994).
     10.15   Agreement dated June 2, 1994, by and between the Company and Joseph
             W. Rockom (Incorporated by reference to Exhibit 10.18 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             2, 1994).
     10.16   The Company's 1995 Outside Directors Stock Option Plan
             (Incorporated by reference to Exhibit 10.22 of the Company's registration statement on Form S-2 effective October 12, 1995).
     10.17   Development and OEM Agreement for Verilog/IKOS Co-simulation
             Interface dated August 26, 1994 by and between the Company and
             Precedence Incorporated (Incorporated by reference to Exhibit 10.24 of the Company's registration statement on Form S-2 effective
             October 12, 1995).
     10.18   Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and the
             Company dated December 27, 1995 (Incorporated by reference to
             Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).
     10.19   Amended and Restated Employment Agreement dated August 1, 1995 by and between the Company and Ramon Nunez (Incorporated by reference to Exhibit 10.21 of the Company's quarterly report on Form 10-Q for the quarter ended December 30, 1995).
     10.20   Patent License Agreement dated December 22, 1993 between
             Massachusetts Institute of Technology and the Company (Incorporated
             by reference to Exhibit 10.20 of the Company's quarterly report on
             Form 10-Q for the quarter ended June 29, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
     10.21   The Company's 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on
             Form 10-Q for the quarter ended April 4, 1998).
     10.22   The Company's 1996 Employee Stock Purchase Plan, as amended
             (Incorporated by reference to Exhibit 10.22 of the Company's
             Quarterly Report on Form 10-Q for the quarter ended April 4, 1998).
     10.23   The Company's amended and restated Rights Plan by and between the
             Company and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of the Company's report on Form 8-A /a filed on January 29, 1999.
     10.24   Agreement dated April 11, 1997, by and between the Company and
             Robert Hum (Incorporated by reference to Exhibit 1 of the Company's report of Form 8-A as filed on January 29, 1999).
     10.25   Agreement dated February 2, 1999, by and between the Company and
             Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of the Company's quarterly report on Form 10-Q for the quarter ended
             July 3, 1999).
     10.26   Agreement dated February 3, 1999, by and between the Company and
             Nader Fathi (Incorporated by reference to Exhibit 10.26 of the
             Company's quarterly report on Form 10-Q for the quarter ended July
             3, 1999).
     10.27   Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank--California. (Incorporated
             by reference to Exhibit 10.27 of the Company's quarterly report on
             Form 10-Q for the quarter ended July 1, 2000)
     10.28   Lease Agreement for the Company's principal facility dated January
             14, 2000, by and between the Company and Pepper Lane--Great Oaks,
             LLC. (Incorporated by reference to Exhibit 10.28 of the Company's
             Annual Report on Form 10-K for the year ended September 30, 2000)
     10.29   Lease Agreement for the Company's Waltham Research and Development
             facility dated July 28, 2000 by and between the Company and LGP
             Limited Partnership (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended
             September 30, 2000).


(b) REPORTS ON FORM 8-K

        NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IKOS SYSTEMS, INC.
                                       Registrant


Date: February 9, 2001                 /s/ Joseph W. Rockom
                                       -----------------------------------------
                                       (JOSEPH W. ROCKOM CFO)
                                       Principal Financial Officer,
                                       Duly Authorized Officer