Form 10-Q
period 2001-03-31
IKOS SYSTEMS INC
filed 2001-05-14
CIK 756365

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------




                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2001 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
      __________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $.01 PAR VALUE                      8,985,000
         ---------------------------                (Outstanding as of
              (Title of Class)                         March 31, 2001)

                               IKOS SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


                                      INDEX


Part I: Financial Information

        Item 1:Financial Statements

                                                                            PAGE
            Condensed Consolidated Balance Sheets at
               March 31, 2001 (unaudited) and September 30, 2000............  3

            Unaudited Condensed Consolidated Statements of Income
               for the three and  six months ended March 31, 2001
               and April 1, 2000............................................  4

            Unaudited Condensed Consolidated Statements of Cash
               Flows for the six months ended March 31, 2001
               and April 1, 2000............................................  5

            Notes to Unaudited Condensed Consolidated Financial Statements..  6

        Item 2: Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..........  9

        Item 3: Quantitative and Qualitative Disclosures
                  About Market Risk......................................... 16



Part II: Other Information

        Item 1: Legal Proceedings........................................... 17

        Item 4: Submission of Other Matters................................. 17

        Item 6: Exhibits and Reports on Form 8-K............................ 18

        Signatures.......................................................... 20

                         PART 1  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                               IKOS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per-share amounts)

                                                                  March 31,    September 30,
                                                                     2001           2000
                                                                 -----------   -------------
                                    ASSETS                       (Unaudited)
Current assets:
    Cash and cash equivalents ...............................      $ 15,737       $ 12,032
    Short-term investments ..................................         6,036          7,771
    Accounts receivable (net of allowances for
        doubtful accounts of $846 and $645, respectively) ...        12,614         19,716
    Inventories .............................................         8,535          3,997
    Prepaid expenses and other assets .......................         1,005            578
                                                                   --------       --------
            Total current assets ............................        43,927         44,094

    Equipment and leasehold improvements
        Office and evaluation equipment .....................         5,613          6,782
        Machinery and equipment .............................         7,515         11,487
        Leasehold improvements ..............................         3,035          2,640
                                                                   --------       --------
                                                                     16,163         20,909
            Less allowances for depreciation and amortization        (8,850)       (14,534)
                                                                   --------       --------
                                                                      7,313          6,375
    Intangible assets (net of amortization of
        $1,009 and $924, respectively) ......................           799            883
    Other assets ............................................         1,077            653
                                                                   --------       --------
                                                                   $ 53,116       $ 52,005
                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ..........................................         $  --       $  1,809
    Accounts payable .......................................         6,688          5,446
    Accrued payroll and related expenses ...................         3,085          3,549
    Accrued commissions ....................................           688          2,094
    Income taxes payable ...................................           856          3,252
    Other accrued liabilities ..............................         1,909          2,511
    Deferred revenues ......................................        11,109          8,388
                                                                  --------       --------
            Total current liabilities ......................        24,335         27,049

Accrued rent ...............................................           369             92
Commitments
Stockholders' equity:
    Preferred stock, $.01 par value; 10,000 shares
        authorized, none issued and outstanding ............            --             --
    Common stock, $.01 par value; 50,000 shares
        authorized, 8,985 and 8,797 shares
        issued and 8,985 and 8,778 outstanding, respectively            90             88
    Additional paid-in capital .............................        58,849         57,791
    Treasury stock, at cost, no shares in
        2001 and 19 in 2000 ................................            --           (126)
    Accumulated adjustments to comprehensive income ........        (1,314)          (842)
    Accumulated deficit ....................................       (29,213)       (32,047)
                                                                  --------       --------
            Total stockholders' equity .....................        28,412         24,864
                                                                  --------       --------
                                                                  $ 53,116       $ 52,005
                                                                  ========       ========



            See notes to condensed consolidated financial statements

                                IKOS SYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                               Three Months Ended        Six Months Ended
                                             ----------------------   -----------------------
                                              March 31,    April 1,   March 31,      April 1,
                                                2001         2000       2001           2000
                                             ----------    --------   ---------     ---------
Net revenues
  Product ..............................      $11,803      $12,403      $28,182      $23,452
  Maintenance ..........................        5,607        4,396       10,237        8,752
                                              -------      -------      -------      -------
      Total net revenues ...............       17,410       16,799       38,419       32,204

Cost of revenues
  Product ..............................        2,896        2,456        6,251        5,161
  Maintenance ..........................        1,166        1,215        2,280        2,238
                                              -------      -------      -------      -------
      Total cost of revenues ...........        4,062        3,671        8,531        7,399

                                              -------      -------      -------      -------
      Gross profit .....................       13,348       13,128       29,888       24,805

Operating expenses:
  Research and development .............        4,552        3,953        9,060        7,207
  Sales and marketing ..................        7,222        5,760       14,500       11,681
  General and administration ...........        1,462        1,288        3,046        2,341
  Amortization of intangibles ..........           42           42           84          125
                                              -------      -------      -------      -------
      Total operating expenses .........       13,278       11,043       26,690       21,354
                                              -------      -------      -------      -------
Income from operations .................           70        2,085        3,198        3,451

Interest and other  income .............          392           99          611          191
                                              -------      -------      -------      -------

Income before provision for income taxes          462        2,184        3,809        3,642
  Provision for income taxes ...........          115          540          975          905
                                              -------      -------      -------      -------
      Net income .......................      $   347      $ 1,644      $ 2,834      $ 2,737
                                              =======      =======      =======      =======

Basic net income per share .............      $  0.04      $  0.19      $  0.32      $  0.32
                                              =======      =======      =======      =======

Common and common equivalent shares
  used in computing per share amounts...        8,924        8,531        8,865        8,474
                                              =======      =======      =======      =======

Dilutive net income per share ..........      $  0.03      $  0.17      $  0.28      $  0.28
                                              =======      =======      =======      =======

Common and common equivalent shares
  used in computing per share amounts...       10,278        9,926       10,151        9,723
                                              =======      =======      =======      =======


            See notes to condensed consolidated financial statements

                               IKOS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                                       Six Months Ended
                                                                   ------------------------
                                                                    March 31,      April 1,
                                                                      2001           2000
                                                                   ----------     ----------
Operating activities:
   Net income ...............................................      $  2,834       $  2,737
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ..........................         1,630          1,644
     Gain on sale of capital equipment ......................            85             --
     Accumulated translation adjustments ....................          (472)          (160)
     Accrued rent ...........................................           277            (64)


   Changes in operating assets and liabilities:
     Accounts receivable ....................................         7,102         (1,636)
     Inventories ............................................        (4,538)           (58)
     Prepaid expenses and other current assets ..............          (427)           270
     Other assets ...........................................          (424)           334
     Accounts payable .......................................         1,242            977
     Accrued payroll and related expenses ...................          (464)          (755)
     Accrued commissions ....................................        (1,406)           117
     Income taxes payable ...................................        (2,396)           732
     Other accrued liabilities ..............................          (602)          (547)
     Deferred revenues ......................................         2,721          1,820
                                                                   --------       --------
       Net cash provided by operating activities ............         5,162          5,411

Investing activities:
   Purchases of equipment and leasehold improvements ........        (2,569)        (1,490)
   Purchase of short-term investments .......................        (8,922)        (2,969)
   Maturities of short-term investments .....................        10,657          2,323
                                                                   --------       --------
       Net cash used in investment activities ...............          (834)        (2,136)

Financing activities:
   Principal payments on short-term borrowings ..............        (1,809)            --
   Sale of common stock .....................................         1,186            893
                                                                   --------       --------
       Net cash provided by (used in) financing activities...          (623)           893

Increase in cash and cash equivalents .......................         3,705          4,168
Cash and cash equivalents at beginning of period ............        12,032          7,664
                                                                   --------       --------

Cash and cash equivalents at end of period ...............         $ 15,737       $ 11,832
                                                                   ========       ========



           See notes to condensed consolidated financial statements.

                               IKOS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements at March 31, 2001 and for the three and six months ended March 31, 2001 and April 1, 2000, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 2000 included in the Form 10-K as filed with the Securities and Exchange Commission on December 21, 2000. The unaudited interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six months ended March 31, 2001 are not necessarily indicative of results expected for the full year.


2.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                          March 31,  September 30,
                                            2001         2000
                                          ---------  -------------
                Raw materials               $1,091        $ 951
                Work-in-process              5,105        1,386
                Finished goods               2,339        1,660
                                            ------      -------
                                            $8,535      $ 3,997
                                            ======      =======

3.      NET INCOME PER SHARE

        The computation of basic net income per share for the periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The incremental common shares attributable to outstanding options for the three and six month periods ended March 31, 2001 and April 1, 2000 included in the total shares used in the denominator of the diluted net income per share calculation are as follows (in thousands):


                                        March 31,     April 1,
                                          2001          2000
                                        ---------     --------

                Three months ended        1,354        1,395
                                          =====        =====
                Six months ended          1,286        1,249
                                          =====        =====

                               IKOS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the three and six months ending March 31, 2001 and April 1, 2000 are as follows (in thousands):

                                        Three Months Ended      Six Months Ended
                                        -------------------    --------------------
                                        March 31,  April 1,    March 31,   April 1,
                                          2001       2000        2001        2000
                                        ---------  --------    ---------   --------
      Net income as reported             $   347     $ 1,644    $ 2,834    $ 2,737

      Accumulated translation
         adjustments                        (397)        (82)      (472)      (160)
                                         -------     -------    -------    -------
      Comprehensive income
         (loss)                          $   (50)    $ 1,562    $ 2,362    $ 2,577
                                         =======     =======    =======    =======

5.      INCOME TAXES

        The Company's effective tax rate on the consolidated pretax income was approximately 25% for the three and six month periods ending March 31, 2001 and April 1, 2000. The Company's effective tax rate for both periods differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

6.      LITIGATION AND CONTINGENCIES

        On February 9, 2001, the Company filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents involving the Company's Virtual Wires(TM) technology, which allows high resource utilization in FPGA-based emulators. The Company is seeking both injunctive relief and monetary damages.

        On March 22, 2001, Axis filed a patent infringement complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis's patent for a "Simulation/Emulation System and Method," U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The compliant alleges that certain of the Company's emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. The Company believes the claim is without merit and intends to vigorously defend the action.

                               IKOS SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted SFAS No. 133 as of October 1, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position.

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

NET REVENUES

Net revenues for the three month and six month periods ending March 31, 2001 were $17,410,000 and $38,419,000, respectively, representing a 4% and 19% increase, respectively, over the same periods of the prior year. The increase for the current quarter when compared to the same prior year quarter was primarily related to an increase in maintenance revenues of approximately 28% offset by a decrease in product revenues of 5%. Maintenance increased primarily as a result of growth in emulation maintenance orders. Emulation maintenance revenue grew approximately 145%. The base of emulation users has increased resulting in the related maintenance revenue increase. This growth is partially offset by a decrease in simulation users reflecting a decrease in simulation maintenance of approximately 6%. Product revenues declined due to a slowing economy resulting in certain equipment purchases being delayed or cancelled by customers. The major portion of the decrease related to simulation sales, which declined 47% while emulation product sales actually increased 43%. The decline in simulation sales is expected as the Company has continually focused on the emulation market since the Company's introduction of an emulation product in fiscal 1997. Emulation revenues, although increasing when compared to the prior year quarter, were down 26% from the first quarter of fiscal 2001, which the Company believes is due to the effects of the slowing economy.

For the six month period ending March 31, 2001, revenues have increased on the overall strength of emulation product revenues which are up over 63% when compared with the first six months of the prior year. Maintenance revenues also contribute to the overall increase for the six month period increasing 17% over this period. Simulation product revenues have decreased by approximately 26%, which is expected. The Company expects to continue is focus on the emulation market in an effort to continue to grow emulation revenues. In addition, the Company continues to expect a decline in the simulation revenues.

International revenues for the three and six month periods ending March 31, 2001, totaled $5,795,000 and $11,758,000, respectively or approximately 33% and 31% of total revenues, respectively. International revenues for the three months ending March 31, 2001 increased 28% as a result of increased sales in Japan during the quarter. For the six month period ending March 31, 2001, international revenues decreased approximately 4% when compared to the first six months of the prior year. The decrease in revenues is due to lower than planned revenues in Japan for the six month period. The Company believes the shortfall is a result of the Company's increased emphasis on emulation and the difficulties involved in penetrating the Japan market with a new product.

GROSS PROFIT MARGINS

Gross profit margins for the three and six month periods ended March 31, 2001 were 77% and 78%, respectively. Gross profit margins for the three and six month periods end April 1, 2000 were 78% and 77%, respectively. Despite the lower than expected revenues during the quarter margins were reasonably flat and comparable with the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three and six month periods ending March 31, 2001 were approximately $4,552,000 and $9,060,000, respectively, representing 26% and 24% of revenues, respectively. Research and development expenses for the three and six month periods ending April 1, 2000 were approximately $3,953,000 and $7,207,000, respectively, representing 23% and 22% of revenues, respectively. The increase for both the three and six months ended March 31, 2001, as a percentage of sales, are due to the overall increase in expense against lower than expected revenues for the quarter and six month periods. The increases for the three and six month periods are primarily related to increased payroll and related costs due to increased headcount and increased consulting fees. As the Company continues to research verification tool methodologies and introduce new products, research and development costs are expected to increase in absolute dollars over the remainder of the year.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three and six month periods ending March 31, 2001 were approximately $7,222,000 and $14,500,000, respectively, representing 41% and 38% of revenues, respectively. Sales and marketing expenses for the three and six month periods ending April 1, 2000 were approximately $5,760,000 and $11,681,000, respectively, representing 34% and 36% of revenues, respectively. The increase as a percentage of sales, for both the three and six months ended March 31, 2001, are due to the overall increase in expense against lower than expected revenues for the quarter and six month periods. The increase in absolute dollars over the prior year quarter and six months is primarily related to increased payroll and commissions, recruiting, travel and trade show expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and six month periods ending March 31, 2001 were approximately $1,462,000 and $3,046,000, respectively, representing 8% of revenues for both periods. General and administrative expenses for the three and six month periods ending April 1, 2000 were approximately $1,288,000 and $2,341,000, respectively, representing 8% and 7% of revenues, respectively. The slight increase for both the three and six months ended March 31, 2001, as a percentage of sales, is due to the overall increase in expenses against lower than expected revenues for the three and six month periods. For the three and six month periods ending March 31, 2001, the general and administrative expenses were higher than the prior year periods in terms of absolute dollars as a result of increased salaries and related expenses.

INCOME TAXES

The Company's effective tax rate on the consolidated pretax income was approximately 25% for the three and six month periods ending March 31, 2001 and April 1, 2000. The Company's effective tax rate for both periods differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward.

OTHER

The Company has experienced minimal gains or losses on foreign currency translation. With the exception of the Company's Japan operations, substantially all of its international sales to date have been billed and collected in U.S. dollars. The Company pays the expenses of its international operations in local currencies and to date the Company has not engaged in hedging transactions with respect to such obligations. The Company's sales in Japan are billed and collected in the Japanese local currency. As such, the Company periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates the Company to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. Through March 31, 2001, the impact of such arrangements have been immaterial to the Company operations.

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

New Product Development. To obtain the expected revenue growth, the Company needs to continue to invest in new product development. The Company has focused most of its development resources on its emulation products. The Company's initial emulation product was commercially released in the first quarter of fiscal 1997. The Company encountered several product design issues with its second-generation emulation product, and in addition, the EDA marketplace for emulation products continued to evolve, impacting the original design. During 1998, the Company addressed its product design issues by completely redesigning the emulation product. The Company released its third generation system in fiscal 1999 and its fourth generation system was released in March 2001, providing emulation users with up to 15 million gates of emulation capacity. While the Company has seen favorable results with its third generation release and interest in the fourth generation system, there can be no assurance that this fourth generation product will adequately meet the requirements of the marketplace. There continues to be further development of the emulation product as well as other verification products, and as the Company continues to develop such products which are based on the new technology, there can be no assurance that the enhanced products or other developed products resulting from this development will provide the necessary solutions to customer design verification needs, be of acceptable quality or achieve further market acceptance. The success of the Company in developing, introducing, selling and supporting verification products will depend on a variety of factors, including but not limited to, the timely and successful enhancement of current products, completion of product design and development of future products, the timely and efficient implementation of manufacturing processes, effective sales, marketing and customer service. Furthermore, the absence of performance problems or other difficulties that may require design modifications and related expenses will contribute to overall success otherwise such issues may hinder or damage market acceptance of the products. While the Company's verification systems are designed to provide cost and ease of use advantages intended to broaden the market for hardware-assisted verification, there can be no assurance that its products will be able to achieve such goals. Moreover, there can be no assurance that the market for such verification solutions will broaden beyond the current set of users.

The Company currently maintains a research and development facility in India. Through this facility, the Company has developed certain technology, which has resulted in new products. The research and development facility has positively impacted the Company's ability to meet its product development deadlines. However, the Company has significant development risk with respect to the continued incorporation of the acquired technology into future products. Such effort will result in increased spending on research and development as the Company attempts to continue to meet its goals and deadlines. There can be no assurance that such goals or deadlines will be achieved in a timely manner. Furthermore, should such goals and deadlines for the introduction of new products be attained, there can be no assurance that the resulting new products will adequately meet the requirements of the marketplace.

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

Dependence Upon Certain Suppliers. Certain key components used in the Company's products are presently available from sole or limited sources. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect the Company's operating results. The Company's systems use proprietary FPGAs that are currently manufactured solely by Xilinx, Inc. ("Xilinx").

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

Proprietary Rights. The Company protects its proprietary product information through the use of employee nondisclosure agreements and by limiting access to confidential information. The Company presently has 13 United States patents, that cover various aspects and features of its products, including its overall system architecture and certain features in the systems hardware for both simulation and emulation products. These licenses expire between November 22, 2005 and August 15, 2017. The Company also has licensed rights under certain patent applications relating to VirtualWires from MIT. This license is through December 2004, and thereafter becomes nonexclusive. MIT may terminate this license if the Company fails to meet certain minimum net sales milestones or upon certain other material breaches of the license agreement that remain uncured after 90 days' notice of such breach. Although the Company may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products. The Company also relies on certain software which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's systems.

From time to time the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not materially adversely affect the Company's business, financial condition or results of operations. On February 9, 2001, the Company filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware that alleges infringement by Axis of four patents involving the Company's Virtual Wires technology. The Company is seeking both injunctive relief and monetary damages. On March 22, 2001, Axis filed a patent infringement complaint against the Company in the United States District Court for the Northern District of California alleging infringement by IKOS of Axis's patent for a "Simulation/Emulation System and Method," U.S. Patent No 6,009,256. Axis is seeking both injunctive relief and monetary damages. The Company believes the claim is without merit and intends to vigorously defend the action; however, here can be no assurance that the Company will prevail in any future litigation. Irrespective of the validity or the successful assertion of such claims against the Company, the Company could incur significant costs and diversion of management efforts with respect to the defense thereof which could have a material adverse effect on the Company' business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing our technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

California Energy Crisis. The Company relies on a continuous power supply to conduct operations, and California's current energy crisis could disrupt its business and/or increase its expenses. California is in the midst of an energy crisis that could disrupt the Company's operations and increase its expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. The majority of the Company's operations are located in California and the Company currently has only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt the power supply, the Company would be temporarily unable to continue operations at its facilities. Any such interruption in its ability to continue operations at its facilities could delay shipments of products to customers, and could result in lost revenue, which could harm the Company's business and results of operations.

Economic Downturn. The current economic downturn in the U.S. could cause a decline in demand for the Company's products. The recent announcements of economic slowdown by major companies of which some are customers of the Company or are major end customers to the

Company's current customer base could result in a slowdown in demand for some of the Company's products. If the Company's customers are not successful in maintaining high levels of demand for their products, their demand for the Company's products may decrease and adversely affect the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. The Company's cash, cash equivalents and short-term investments were $21,773,000 at March 31, 2001 up from $19,803,000 at September 30, 2000. The increase was a result of $5,162,000 of cash provided by operating activities offset by $834,000 of cash used in investing activities (excluding short-term investment activities) and $623,000 of cash used in financing activities.

Operating Activities - The Company's operating activities provided cash of $5,162,000 during the first six months of fiscal 2001. The cash provided by operations was primarily due to net income adjusted for depreciation, amortization and accrued rent and a decreases in accounts receivables, combined with an increases in accounts payables and deferred revenues. These increases in cash provided by operations were partially offset by increases in inventories, prepaid expenses and other assets combined with decreases in accrued payroll expenses, accrued commissions, income taxes payable and other accrued liabilities.

Investing Activities - Net cash used in investing activities for the first six months of fiscal 2001 was $834,000. The use of cash was primarily related to the purchases of short-term investments of $8,922,000 and the acquisition of capital equipment of $2,569,000, partially offset by the maturities of short-term investment in the amount of $10,657,000.

Financing Activities - Net cash used in financing activities for the six months of fiscal, 2001, was $623,000 and was primarily related to the repayment of the outstanding line of credit in the amount of $1,809,000 partially offset by the net sales of stock under stock option and purchase plans during the six months.

The Company's primary unused sources of funds at March 31, 2000 consisted of $15,737,000 of cash and cash equivalents, in addition to $6,036,000 of short-term investments. The Company renegotiated its working capital line of credit and currently maintains a $5,000,000 working capital line. Of this total the Company has approximately $3,500,000 available under the Company's line as the remainder serves as collateral under two letter of credit arrangements the Company has outstanding relating to its facilities. The Company believes that its current cash, cash equivalents, short-term investments and its available credit facility, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should the Company require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, the Company's investment portfolio consists of money market funds, corporate-backed debt obligations and mortgaged-backed government obligations generally due within one year. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with the Company's investment policy, the Company places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate

$14,765,000 and have an average interest rate of approximately 5.50%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of the Company to hold these investments until maturity, the Company believes that if a significant change in interest rates were to occur, it would not have a material effect on the Company's financial condition, although there can be no assurance of this.

In addition to its cash equivalents and short-term investments, the Company enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen. Any market risks associated with these contracts and related underlying transactions are deemed minimal.


                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

    On February 9, 2001, the Company filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents involving the Company's Virtual Wires(TM) technology, which allows high resource utilization in FPGA-based emulators. The Company is seeking both injunctive relief and monetary damages.

    On March 22, 2001, Axis filed a patent infringement complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis's patent for a "Simulation/Emulation System and Method," U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The compliant alleges that certain of the Company's emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. The Company believes the claim is without merit and intends to vigorously defend the action.

ITEMS 2 AND 3      Not applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on January 23, 2001.

The stockholders approved a proposal to elect the Board of Directors of the Company to serve for the ensuing fiscal year. The proposal received the following votes:


                                 FOR            WITHHELD
                              ---------         --------
Gerald S. Casilli             7,443,083         346,579
Ramon A. Nunez                7,441,128         348,534
James R. Oyler                7,443,083         346,579
Glenn E. Penisten             7,443,081         346,581
William Stevens               7,442,783         346,879
Jackson Hu                    7,443,993         346,729

The stockholders approved a proposal to amend the Company's 1996 Employee Stock Purchase Plan increasing by 400,000 the maximum number of shares of the Company's common stock that may be issued thereunder. The proposal received the following votes:

          FOR                    AGAINST               ABSTENTIONS           BROKER NON-VOTES
          ---                    -------               -----------           ----------------
       7,275,292                 499,913                  14,457                    0

In addition, stockholders ratified the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending September 29, 2001. The proposal received the following votes:

          FOR                    AGAINST               ABSTENTIONS           BROKER NON-VOTES
          ---                    -------               -----------           ----------------
       7,775,518                  3,550                   10,594                    0

ITEM 5   NOT APPLICABLE.

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

    IKOS SYSTEMS, INC.
                                            Registrant


Date: May 11, 2001                          /s/ Joseph W. Rockom
                                            -----------------------------------
                                            (JOSEPH W. ROCKOM CFO)
                                            Principal Financial Officer,
                                            Duly Authorized Officer