Form 10-Q
period 2001-06-30
IKOS SYSTEMS INC
filed 2001-08-14
CIK 756365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2001 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-18623

IKOS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0100318 (I.R.S. Employer Identification No.)

79 Great Oaks Blvd., San Jose, CA (Address of principal executive offices)	95119 (zip code)

Registrant’s telephone number, including area code:
(408) 284-0400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value	9,059,000
(Title of Class)	(Outstanding as of June 30, 2001)

IKOS SYSTEMS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2001

			Page

		INDEX

Part I:	Financial Information

	Item 1:	Financial Statements

		Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and September 30, 2000	3

		Unaudited Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2001 and July 1, 2000	4

		Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and July 1, 2000	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	16

Part II:	Other Information

	Item 1:	Legal Proceedings	16
	Item 5:	Other Information	17

	Item 6:	Exhibits and Reports on Form 8-K	17

		Signatures	19

IKOS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except per-share amounts)

	June 30,	September 30,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$9,344	$12,032

Short-term investments	7,809	7,771

Accounts receivable (net of allowances for doubtful accounts of $827 and $645, respectively)	11,343	19,716

Inventories	8,527	3,997

Prepaid expenses and other assets	1,048	578

Total current assets	38,071	44,094

Equipment and leasehold improvements

Office and evaluation equipment	6,305	6,782

Machinery and equipment	7,626	11,487

Leasehold improvements	3,142	2,640

	17,073	20,909

Less allowances for depreciation and amortization	(9,549)	(14,534)

	7,524	6,375

Intangible assets (net of amortization of $1,050 and $924, respectively)	757	883

Other assets	1,100	653

	$47,452	$52,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Notes payable	$—	$1,809

Accounts payable	5,021	5,446

Accrued payroll and related expenses	3,811	3,549

Accrued commissions	393	2,094

Income taxes payable	368	3,252

Other accrued liabilities	2,048	2,511

Deferred revenues	11,754	8,388

Total current liabilities	23,395	27,049

Accrued rent	545	92

Commitments

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value; 50,000 shares authorized, 9,059 and 8,797 shares issued and 9,059 and 8,778 outstanding, respectively	90	88

Additional paid-in capital	59,076	57,791

Treasury stock, at cost, no shares in 2001 and 19 in 2000	—	(126)

Accumulated adjustments to comprehensive income	(1,251)	(842)

Accumulated deficit	(34,403)	(32,047)

Total stockholders’ equity	23,512	24,864

	$47,452	$52,005

See notes to financial statements

IKOS SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net revenues

Product	$5,271	$13,876	$33,453	$37,328

Maintenance	5,789	4,567	16,026	13,319

Total net revenues	11,060	18,443	49,479	50,647

Cost of revenues

Product	2,713	2,834	8,964	7,995

Maintenance	1,021	1,102	3,301	3,340

Total cost of revenues	3,734	3,936	12,265	11,335

Gross profit	7,326	14,507	37,214	39,312

Operating expenses:

Research and development	4,359	4,198	13,419	11,405

Sales and marketing	6,459	6,161	20,959	17,842

General and administration	2,818	1,231	5,864	3,572

Amortization of intangibles	42	42	126	167

Total operating expenses	13,678	11,632	40,368	32,986

Income (loss) from operations	(6,352)	2,875	(3,154)	6,326

Interest and other income	687	198	1,298	389

Income (loss) before provision for income taxes	(5,665)	3,073	(1,856)	6,715

Provision (benefit) for income taxes	(475)	770	500	1,675

Net income (loss)	($5,190)	$2,303	($2,356)	$5,040

Basic net income (loss) per share	($0.57)	$0.27	($0.26)	$0.59

Common and common equivalent shares used in computing per share amounts	9,053	8,611	8,927	8,520

Dilutive net income (loss) per share	($0.57)	$0.23	($0.26)	$0.52

Common and common equivalent shares used in computing per share amounts	9,053	9,897	8,927	9,781

See notes to financial statements

IKOS SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents in thousands
(in thousands)

	Nine Months Ended

	June 30,	July 1,
	2001	2000

Operating activities:

Net income (loss)	($2,356)	$5,040

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	2,554	2,072

Gain on sale of capital equipment	(17)	—

Accumulated translation adjustments	(409)	(249)

Accrued rent	453	(64)

Changes in operating assets and liabilities:

Accounts receivable	8,373	(2,348)

Inventories	(4,530)	(280)

Prepaid expenses and other current assets	(470)	252

Other assets	(447)	93

Accounts payable	(425)	(349)

Accrued payroll and related expenses	262	215

Accrued commissions	(1,701)	(36)

Income taxes payable	(2,884)	1,380

Other accrued liabilities	(463)	(681)

Deferred revenues	3,366	2,447

Net cash provided by operating activities	1,306	7,492

Investing activities:

Purchases of equipment and leasehold improvements	(3,560)	(1,700)

Purchase of short-term investments	(14,640)	(4,999)

Maturities of short-term investments	14,602	3,843

Net cash used in investment activities	(3,598)	(2,856)

Financing activities:

Principal payments on short-term borrowings	(1,809)	—

Sale of common stock	1,413	977

Net cash provided by (used in) financing activities	(396)	977

Increase (decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period	(2,688)	5,613

Cash and cash equivalents at end of period	12,032	7,664

	$9,344	$13,277

See notes to consolidated financial statements.

IKOS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2001 and for the three and nine months ended June 30, 2001 and July 1, 2000, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 30, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 21, 2000. The unaudited interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of results expected for the full fiscal year.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

	June 30,	September 30,
	2001	2000

Raw materials	$822	$951

Work-in-process	5,217	1,386

Finished goods	2,488	1,660

	$8,527	$3,997

3.	Net Income (Loss) Per Share

The computation of basic net income (loss) per share for the periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income (loss) per share. The incremental common shares attributable to outstanding options for the three and nine month periods ended July 1, 2000 included in the total shares used in the denominator of the diluted net income per share calculation are 1,395,000 and 1,249,000 respectively. Due to the net loss for the three and nine month periods ended June 30, 2001, incremental common shares attributable to outstanding options (assuming proceeds would be used to purchase treasury stock) of 857,000 and 1,158,000 respectively, were not included in the diluted net loss per share computation because the effect would have been anti-dilutive.

IKOS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Comprehensive Income (loss)

Comprehensive income (loss) for the three and nine months ending June 30, 2001 and July 1, 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net income (loss) as reported	$(5,190)	$2,303	$(2,356)	$5,040

Accumulated translation adjustments	63	(89)	(409)	(249)

Comprehensive income (loss)	$(5,127)	$2,214	$(2,765)	$4,791

5.	Income Taxes

The Company recognized a benefit provision of $475,000 for the three months ended June 30, 2001 and an income tax provision of $500,000 for the nine-month period ending June 30, 2001. The benefit provision for the three months ended June 30, 2001 is comprised of a benefit from operating losses recorded in this period offset by foreign taxes on foreign earnings and foreign withholding taxes. The provision for the nine-month period ending June 30, 2001 is principally comprised of foreign taxes on foreign earnings and foreign withholding taxes. The Company's effective tax rate on the consolidated pretax income was approximately 25% for the three and nine month periods ending July 1, 2000 and such rate differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The income tax provision is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

6.	Litigation and Contingencies

On February 9, 2001, the Company filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents involving the Company’s Virtual Wires™ technology, which allows high resource utilization in FPGA-based emulators. The Company is seeking both injunctive relief and monetary damages.

On March 22, 2001, Axis filed a patent infringement complaint against the Company in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis’s patent for a “Simulation/Emulation System and Method,” U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The compliant alleges that certain of the Company’s emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. The Company believes the claim is without merit and intends to vigorously defend the action.

7.	Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. IKOS is required to implement SAB 101 no later than the quarter ending September 29, 2001. The Company is currently evaluating the impact of SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company’s results of operations for the fiscal year ended September 29, 2001.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted SFAS No. 133 as of October 1, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company’s results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141 “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. IKOS intends to early adopt such that beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. The adoption of SFAS No. 141 is expected to reduce the Company's amortization of intangibles for fiscal 2002 by approximately $168,000.

8.	Subsequent Event

On July 2, 2001, IKOS and Synopsys, Inc. (Synopsys) signed a merger agreement, which was amended on August 1, 2001, providing for the acquisition by Synopsys of all outstanding shares of IKOS. The merger targeted completion date is set for August 2002, in order to ensure Synopsys’ full compliance with the terms of a five-year non-competition agreement arising from the June 1997 sale of its prior emulation technology. Upon closing of the transaction each shareholder of IKOS will receive Synopsys common stock. For additional information regarding the transaction, see the Agreement and Plan of Merger and Reorganization attached hereto as Exhibit 2.3.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward looking involve numerous risks and uncertainties and are based on current expectations. Actual results may differ materially from those projected. Such risks and uncertainties may be more fully described in other reports and information filed by IKOS with the Securities and Exchange Commission. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Future Results of Operations.”

Net Revenues

Net revenues for the three month and nine month periods ending June 30, 2001 were $11,060,000 and $49,479,000, respectively, representing a 40% and 2% decrease, respectively, over the same periods of the prior year. The decrease from the prior year is the result of a decrease in product sales offset in part by an increase in maintenance revenues. Product revenues decreased from $13,876,000 and $37,328,000 for the three and nine month periods ending July 1, 2000, respectively, to $5,271,000 and $33,453,000 for the three and nine months ended June 30, 2001, respectively. Product revenues declined due to the downturn in the economy, resulting in fewer orders being placed for IKOS’ products. While IKOS’ customers have expressed interest in IKOS’ products, these customers have not placed orders with IKOS due to limited and reduced budgets for capital expenditures. Maintenance revenues increased 27% and 20% for the three and nine month periods ending June 30, 2001 when compared with the same period from the prior year. The increase is primarily the result of customers continuing to purchase maintenance contracts on current equipment and the increasing base of IKOS verification systems in the market. IKOS believes that until the economy improves, visibility over future revenue growth, if any, will remain unclear.

International revenues for the three and nine month periods ending June 30, 2001, totaled $4,115,000 and $15,873,000, respectively or approximately 37% and 32% of total revenues, respectively. International revenues for the three and nine months ending June 30, 2001 decreased 40% and 17%, respectively as a result of the weakened global economy. Consistent with overall revenues, IKOS believes international revenues should improve when the economy improves.

Gross Profit Margins

Gross profit margins for the three and nine month periods ended June 30, 2001 were 66% and 75%, respectively. Gross profit margins for the three and nine month periods end July 1, 2000 were 79% and 78%, respectively. Because of the fixed nature of certain manufacturing costs, the lower than expected revenues during the quarter resulted in a decline in margins when compared with the prior year.

Research and Development Expenses

Research and development expenses for the three and nine month periods ending June 30, 2001 were approximately $4,359,000 and $13,419,000, respectively, representing 39% and 27% of revenues, respectively. Research and development expenses for the three and nine month periods ending July 1, 2000 were approximately $4,198,000 and $11,405,000, respectively, representing 23% of revenues for both periods. The increases for both the three and nine months ended June 30,

2001, as a percentage of revenues, are due to the overall increase in research and development expenses against lower than expected revenues for the quarter and nine month periods. The increases in absolute dollars for the three and nine month periods are primarily related to increased payroll and related costs due to increased headcount and increased consulting fees. In light of the current economic climate, IKOS is restricting hiring and capital spending until the economic climate improves.

Sales and Marketing Expenses

Sales and marketing expenses for the three and nine month periods ending June 30, 2001 were approximately $6,459,000 and $20,959,000, respectively, representing 58% and 42% of revenues, respectively. Sales and marketing expenses for the three and nine month periods ending July 1, 2000 were approximately $6,161,000 and $17,842,000, respectively, representing 33% and 35% of revenues, respectively. The increases as a percentage of sales, for both the three and nine months ended June 30, 2001, are due to the overall increase in sales and marketing expenses against lower than expected revenues for the quarter and nine month periods. The increases in absolute dollars over the prior year quarter and nine months are primarily related to increased payroll and commissions, recruiting, travel and trade show expenses. IKOS is restricting hiring and capital spending, as well as limiting other discretionary marketing programs to ensure that sales and marketing expenses are in line with its revenue levels.

General and Administrative Expenses

General and administrative expenses for the three and nine month periods ending June 30, 2001 were approximately $2,818,000 and $5,864,000, respectively, representing 25% and 12% of revenues, respectively. General and administrative expenses for the three and nine month periods ending July 1, 2000 were approximately $1,231,000 and $3,572,000, respectively, representing 7% for both periods. The increases for both the three and nine months ended June 30, 2001, as a percentage of revenues, are due to the overall increase in general and administrative expenses against lower than expected revenues for the three and nine month periods. For the three and nine month periods ending June 30, 2001, the general and administrative expenses were higher than the prior year periods in terms of absolute dollars as a result of increased legal and professional fees, salaries and related expenses. In addition, general and administrative expenses included over $600,000 in charges related to the impending merger with Synopsys.

Income Taxes

The Company recognized a benefit provision of $475,000 for the three months ended June 30, 2001 and an income tax provision of $500,000 for the nine-month period ending June 30, 2001. The benefit provision for the three months ended June 30, 2001 is comprised of a benefit from operating losses recorded in this period offset by foreign taxes on foreign earnings and foreign withholding taxes. The provision for the nine-month period ending June 30, 2001 is principally comprised of foreign taxes on foreign earnings and foreign withholding taxes. The Company's effective tax rate on the consolidated pretax income was approximately 25% for the three and nine month periods ending July 1, 2000 and such rate differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The income tax provision is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

Other

IKOS has experienced minimal gains or losses on foreign currency translation. With the exception of IKOS’ Japan operations, substantially all of its international sales to date have been billed and collected in U.S. dollars. IKOS pays the expenses of its international operations in local currencies and to date IKOS has not engaged in hedging transactions with respect to such obligations. IKOS’ sales in Japan are billed and collected in the Japanese local currency. As such, IKOS periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary’s sales that are denominated in yen. A forward exchange contract obligates IKOS to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. Through June 30, 2001, the impact of such arrangements have been immaterial to IKOS operations.

Factors that May Affect Future Results of Operations

IKOS’ operating results have fluctuated widely in the past from period to period, making it difficult to rely on past quarters as indicators of future performance.

IKOS’ quarterly operating results have fluctuated widely in the past and IKOS expects them to continue to fluctuate in the future as a result of a variety of factors, including:

•	The timing of orders from customers, and the timing of shipments to customers, for IKOS’ products varies. Many of IKOS’ customers order on an as-needed basis and often delay issuance of firm purchase orders. As a result, quarterly revenue and operating results will depend on the volume and timing of orders that IKOS receives during the quarter, which are difficult to predict.

•	IKOS has a historical pattern of concentrated shipments in the last few weeks of the quarter. This pattern is exacerbated by the fact that IKOS recognizes product revenue when orders are delivered and the earning process is complete, rather than ratably over a term. This means that a failure to deliver product in a quarter deprives such quarter of all of the revenue attributable to such order. Therefore the timing of an order, and whether it is shipped in one quarter or the next, can have a significant effect on the revenue recognized for such quarter. In addition, any concentration of sales at the end of the quarter may limit IKOS’ ability to plan or adjust operating expenses and production and inventory levels. Consequently, if anticipated shipments in any quarter do not occur, expenditure levels could be disproportionately high, adversely affecting IKOS’ operating results for that quarter.

•	IKOS must develop, introduce and ship new products on a timely basis. Any failure to meet expected customer ship dates results in deferred sales (such that IKOS recognizes revenue in a quarter later than expected) or the failure to make a sale to a particular customer altogether.

•	IKOS competes with other emulation vendors, potentially resulting in lost or deferred sales.

•	IKOS must obtain key components used in its products, including Field Programmable Gate Arrays (“FPGAs”) at acceptable prices.

•	IKOS’ success depends upon the health of the semiconductor industry and its impact on capital expenditures by customers who design semiconductors.

For all of the reasons above, IKOS’ quarterly operating results have in the past been and may in the future be different from the expectations of public market analysts and investors. Because IKOS’

quarterly operating results fluctuate, IKOS believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and investors should not rely on them as indicators of future performance.

A downturn in the semiconductor industry will have a negative impact on IKOS’ business.

IKOS depends on the semiconductor industry, which is historically volatile, for sales of its emulation products. The semiconductor industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures. These factors can adversely affect sales of IKOS’ products. For example, IKOS believes that the semiconductor industry is currently in a downturn, which has tightened capital expenditure budgets of IKOS’ customers and led to a deferral of purchasing decisions and a decrease in sales to such customers. In addition, since IKOS’ products are used at the verification stage of the new semiconductor designs, and decrease in design starts by semiconductor customers would result in lower demand for IKOS’ products and could have an adverse effect on IKOS’ results of operations.

IKOS depends on a limited number of customers for a significant part of its revenues, the loss of any of which could have a material adverse effect on IKOS’ business, results of operation and financial condition

During fiscal 2000, 1999 and 1998, sales to IKOS’ top ten customers accounted for approximately 66%, 60% and 45%, respectively, of IKOS’ net revenues. IKOS expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on IKOS’ results of operations.

The failure to continue to grow emulation product revenues would have a material adverse effect on IKOS’ business, financial condition and results of operations.

Over the past several years IKOS’ sales of simulation products have decreased and its sales of emulation products has increased. As a result, any failure to continue to grow its emulation revenues would have a material adverse effect on IKOS’ business, financial condition and results of operations. Increased emulation sales depends on a number of factors, including:

•	continued increase in demand for complex integrated circuits (ICs);

•	IKOS’ ability to effectively integrate its emulation products with other vendors’ IC design tools;

•	the competitiveness of IKOS’ emulation products against emulation products offered by IKOS’ competitors, such as Cadence-Quickturn Design Systems, Inc. and IKOS’ ability to win new customers for its emulation products; and

•	the capital expenditure budgets of IKOS’ customers, which are influenced by the financial condition of such customers and the overall market for semiconductor products;

Because the market for hardware-assisted verification products is evolving, IKOS cannot be certain that the market for its emulation solutions will continue to expand. Even if such market expands, IKOS cannot be certain that its products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

IKOS’ results of operations could be adversely impact if IKOS does not continue to develop new products and enhance existing ones.

Over the past several years, the market for emulation products has evolved substantially, requiring that IKOS develop new, higher gate count emulation products in a timely manner. While IKOS continues to develop new emulation products based on IKOS’ understanding of customer requirements, there can be no assurance that IKOS’ new products, which require a substantial amount of time and resources to develop, will meet customer requirements. In addition, any delays in releasing new products can impact customer acceptance and sales. For instance, IKOS encountered several product related issues with the introduction of its second-generation emulation product. This in turn resulted in delays in releasing such product to its customers and severely impacted the financial results of the second half of fiscal 1998. Any failure to meet customer deadlines or requirements could have a material adverse effect on IKOS’ results of operations. From time to time, IKOS may announce new products or technologies that have the potential to replace IKOS’ existing product offerings. In addition, IKOS’ announcement of new product offerings could cause customers to defer purchases of existing IKOS products. For example, IKOS believes that introduction of its V-Station 15M emulator product has adversely affected sales of its V-Station 5M product. Such deferrals could adversely affect IKOS’ results of operations for any particular quarter. Finally, successfully releasing new emulation products will require IKOS’ successful implementation of new manufacturing processes, effective sales, marketing and customer service efforts and identifying and resolving product performance or quality issues at an early stage. If IKOS encounters delays or difficulties in developing new products or enhancing existing ones, its business, financial condition and results of operations could be materially and adversely affected.

IKOS’ dependence on foreign sales could adversely impact IKOS’ business, results of operations and financial condition

IKOS’ international sales, including export sales and foreign operation net revenues, accounted for approximately 34%, 37% and 36% of IKOS’ net revenues in fiscal 2000, 1999 and 1998, respectively. While IKOS attempts to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its products primarily denominated in U.S. dollars, conducting sales overseas entails numerous risks including regional or worldwide economic or political difficulties and changes in foreign currency exchange rates. For example, IKOS pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. Any significant deterioration in foreign economies could have a material adverse effect on IKOS’ sales in such countries. In addition, conducting business in international markets requires compliance with applicable laws and regulations, such as safety and telecommunication laws and regulations of foreign jurisdictions and import duties and quotas, as well as U.S. export control laws.

IKOS’ failure to compete effectively would have a material adverse effect on its business, results of operations and financial condition

The EDA industry is constantly evolving and is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements.

Many of these factors are outside of IKOS’ control and there can be no assurance that IKOS will be able to compete effectively in the future. IKOS specifically targets its products at the emerging portion of the industry relating to complex designs. IKOS currently competes with traditional software verification methodologies, including product offerings sold by Quickturn Design Systems, a unit of Cadence Design Systems, Synopsys and Mentor Graphics. IKOS’ main competition for the sale of emulation systems is Quickturn/Cadence and Mentor Graphics. IKOS expects competition in the market for verification tools to increase as other companies introduce new products and product enhancements. The risk of competition is exacerbated because of the long product lives and substantial expense of emulation products. In particular, if IKOS fails to make a sale to a customer, such customer is unlikely to seek a new emulation system for an extended period of time.

These companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than IKOS. In addition, many of these competitors and potential competitors have established relationships with current and potential IKOS customers and offer a broader and more comprehensive product line. Moreover, IKOS competes with a number of smaller companies, including Axis Systems, which can quickly gain market share. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect IKOS’ financial condition and results of operations. Any failure by IKOS to compete effectively against these, or other competitors, will have a material adverse effect on its business, results of operations and financial condition.

Any failure to obtain sufficient quantities of crucial components will adversely impact IKOS’ business, results of operations and financial condition

IKOS uses certain key components in its products that are presently available from sole or limited sources. For example, IKOS’ purchases FPGA’s and other components of its emulation systems from only one supplier. IKOS generally purchases these components, including semiconductor memories used in IKOS’ verification hardware, pursuant to purchase orders placed from time to time in the ordinary course of business. IKOS has no supply arrangements with any of its source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex. IKOS’ reliance on the suppliers of these components exposes IKOS to production difficulties and quality variations these suppliers may experience. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect IKOS’ operating results.

Any allegation of intellectual property infringement against IKOS could have a material adverse effect on its business

From time to time IKOS has received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Although IKOS does not believe that its products infringe the proprietary rights of any third parties, third parties could assert, and have asserted, infringement or invalidity claims (or claims for indemnification resulting from infringement claims) against IKOS. Moreover, there are numerous patents in the EDA industry and new patents are being issued at a rapid rate. As a result, IKOS is exposed to increased risk of involvement in costly and time consuming patent infringement litigation, either as plaintiff or defendant. Adverse determinations in litigation could result in one or more of the following materially adverse effects:

•	IKOS could be forced to pay damages to a party claiming infringement;

•	IKOS could lose its proprietary rights;

•	IKOS could become subject to significant liabilities;

•	an adverse judgment could require IKOS to seek licenses from third parties, and such licenses may not be available on terms acceptable to IKOS, if at all;

•	an adverse judgement could prevent IKOS from licensing its technology; and

•	IKOS could be forced to redesign challenged technology, which could be time-consuming and costly.

Infringement of intellectual property claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm IKOS’ business, operating results, and financial condition.

A judgment adverse to IKOS in its ongoing litigation with Axis Systems, Inc. could harm IKOS’ business.

On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware that alleges infringement by Axis of four patents relating to IKOS’ Virtual Wires technology. IKOS is seeking both injunctive relief and monetary damages. On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California alleging infringement by IKOS of Axis’ patent titled “Simulation and Emulation System and Method,” U.S. Patent No 6,009,256. Axis is seeking both injunctive relief and monetary damages. IKOS believes Axis’ claims are without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and IKOS cannot assure you that it will prevail in either case. A failure to prevail in either case could result in IKOS being required to redesign certain parts of its product, which could adversely affect future sales. In addition, such a failure to prevail would allow Axis to continue to compete against IKOS.

Irrespective of the validity or the successful assertion of such claims, IKOS could incur significant costs and diversion of management efforts with respect to the defending the claims. Such efforts and costs could have a material adverse effect on IKOS’ business, financial condition or results of operations. If any other claims or actions are asserted against IKOS, it may seek to obtain a license under a third party’s intellectual property rights. IKOS cannot assure you, however, that under such circumstances, a license would be available under reasonable terms or at all.

IKOS has entered into a merger agreement with Synopsys, Inc., but completion of the merger is subject to a number of conditions. Failure to complete the contemplated merger could adversely affect IKOS’ stock price and future business and operations.

Under the merger agreement, Synopsys has the right not to close the merger if IKOS does not meet certain financial targets for the 12 month period ending June 30, 2002. In addition, Synopsys is not required to complete the merger if certain other conditions are not satisfied, including the retention of specified percentages of five categories of employees. The difficult current economic climate has resulted in deferral of customer purchasing decisions for IKOS and other capital equipment suppliers, and IKOS is not able to predict its financial performance for the 12-month measurement period in light of these economic conditions. IKOS also cannot assure you that the required percentages of employees will remain with IKOS until the merger is completed. In addition, the transaction remains subject to the approval of IKOS stockholders and to other regulatory and customary closing conditions.

If the merger is not completed for any reason, IKOS may be subject to a number of material risks, including the following:

•	customer and employee perception of the terminated transaction could adversely affect IKOS’ relationships with its customers and employees;

•	the market perception of IKOS as a viable independent company may be damaged;

•	IKOS’ costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed;

•	the possibility that IKOS may be required to pay Synopsys a termination fee if the merger agreement is terminated under certain circumstances.

Further, if the merger agreement is terminated and IKOS’ board of directors determines to seek another merger or business combination, IKOS may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid by Synopsys.

The long period between execution of the merger agreement and the expected closing date could harm IKOS’ business and impair IKOS’ ability to meet the financial and employee retention conditions to the merger.

The merger with Synopsys is not anticipated to close until August 2002. During the pre-closing period, IKOS and Synopsys will not be able to integrate their operations, thus deferring the benefits from the combination of the two companies until at least August 2002. This could have an adverse effect on IKOS’ business. For example, customers and suppliers may defer or cancel pending purchases, delay purchasing decisions, or decline to make future purchases from IKOS. In addition, the pre-closing period may adversely affect IKOS’ ability to attract, retain and motivate key technical, management and sales personnel. If any of these events occur, they could adversely affect IKOS’ ability to meet the closing conditions contained in the merger agreement, including conditions relating to IKOS’ financial performance and the retention of IKOS employees. If these closing conditions are not met, Synopsys will not be required to complete the merger.

Benefits of the merger may not be realized.

Synopsys and IKOS entered into the merger agreement with the expectation that the merger will result in benefits to the combined company. However, the expected benefits may not be fully realized. Achieving the benefits of the merger will depend in part on the successful and timely integration of the products, technology, operations and personnel of the two companies following the closing of the merger. When the merger is completed, holders of IKOS common stock will become holders of Synopsys common stock. Failure to achieve a successful and timely integration of IKOS and Synopsys could result in the loss of existing or potential customers of Synopsys and could have a material and adverse affect on Synopsys’ business, financial condition and results of operations and on the price of Synopsys common stock.

Liquidity and Capital Resources

Since inception, IKOS has financed its operations, including increases in accounts receivable, inventory and capital equipment acquisitions, primarily through private and public sales of equity securities and a loan secured by capital equipment. IKOS’ cash, cash equivalents and short-term investments were $17,153,000 at June 30, 2001 down from $19,803,000 at September 30, 2000. The decrease was a result of $3,560,000 of cash used in investing activities (excluding short-term investment activities) and $396,000 of cash used in financing activities partially offset by $1,306,000 of cash provided by operating activities.

Operating Activities — IKOS’ operating activities provided cash of $1,306,000 during the first nine months of fiscal 2001. The cash provided by operations was primarily due to net loss adjusted for depreciation, amortization and accrued rent and a decreases in accounts receivables, combined with an increases in accrued payroll expenses and deferred revenues. These increases in cash provided by operations were partially offset by increases in inventories, prepaid expenses and other assets combined with decreases in accounts payable, accrued commissions, income taxes payable and other accrued liabilities.

Investing Activities — Net cash used in investing activities for the first nine months of fiscal 2001 was $3,598,000. The use of cash was primarily related to the purchases of short-term investments of $14,640,000 and the acquisition of capital equipment of $3,560,000, partially offset by the maturities of short-term investment in the amount of $14,602,000.

Financing Activities — Net cash used in financing activities for the nine months of fiscal, 2001, was $396,000 and was primarily related to the repayment of the outstanding line of credit in the amount of $1,809,000 partially offset by the net sales of stock under stock option and purchase plans during the nine months of $1,413,000.

IKOS’ primary unused sources of funds at June 30, 2000 consisted of $9,344,000 of cash and cash equivalents, in addition to $7,809,000 of short-term investments. IKOS renegotiated its working capital line of credit and currently maintains a $5,000,000 working capital line. Subsequent to June 30, 2001, the Company drew down the line of credit by $2,500,000 to fund certain working capital expenditures. As of August 8, IKOS has approximately $1,000,000 available under IKOS’ line as the remainder serves as collateral under two letter of credit arrangements IKOS has outstanding relating to its facilities. IKOS believes that its current cash, cash equivalents, short-term investments and its available credit facility, together with cash and cash equivalents generated from operations will be sufficient to finance its operations for at least the next twelve months. Should IKOS require other financing arrangements, there can be no assurance that such financing will be available, if at all, on terms favorable or acceptable to IKOS.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001, IKOS’ investment portfolio consists of money market funds, corporate-backed debt obligations and mortgaged-backed government obligations generally due within one year. IKOS’ primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with IKOS’ investment policy, IKOS places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate $15,053,000 and have an average interest rate of approximately 5.0%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of IKOS to hold these investments until maturity, IKOS believes that if a significant change in interest rates were to occur, it would not have a material effect on IKOS’ financial condition, although there can be no assurance of this.

In addition to its cash equivalents and short-term investments, IKOS enters into derivative financial instruments such as forward exchange contracts to hedge certain identifiable receivables denominated in Japanese yen. Any market risks associated with these contracts and related underlying transactions are deemed minimal.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents involving IKOS’ Virtual Wires™ technology, which allows high resource utilization in FPGA-based emulators. IKOS is seeking both injunctive relief and monetary damages.

     On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis’s patent for a “Simulation/Emulation System and Method,” U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The compliant alleges that certain of IKOS’ emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. IKOS believes the claim is without merit and intends to vigorously defend the action.

Through August 8, 2001, both parties are continuing with discovery phase and no further actions have been taken.

ITEMS 2 — 4 Not applicable

ITEM 5 Other Information

     On July 2, 2001, IKOS and Synopsys, Inc. (Synopsys), signed a merger agreement, which was amended on August 1, 2001, providing for the acquisition by Synopsys of all outstanding shares of IKOS. The merger targeted completion date is set for August 2002, in order to ensure Synopsys’ full compliance with the terms of a five-year non-competition agreement arising from the June 1997 sale of its prior emulation technology. Upon closing of the transaction each shareholder of IKOS will receive Synopsys common stock. For additional information regarding the transaction, see the Agreement and Plan of Merger and Reorganization attached hereto as Exhibit 2.3.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	INDEX TO EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization among IKOS, VMW Acquisition Corporation and VMW dated May 14, 1996 (Incorporated by reference to Exhibit 2.1 of IKOS’ registration statement on Form S-3 effective June 26, 1996)

2.2	Technology Purchase Agreement dated May 12, 1998 by and between IKOS and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of IKOS’ Current Report on Form 8-K filed May 20, 1998)

2.3	Agreement and Plan of Merger and Reorganization by and among Synopsys, Inc., Oak Merger Corporation and IKOS Systems, Inc. dated as of July 2, 2001, as amended August 1, 2001.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

3.2	Certificate of Amendment of Certificate of Incorporation filed May 5, 1994 (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

3.3	Certificate of Amendment of Certificate of Incorporation filed April 24, 1995 (Incorporated by reference to Exhibit 4.2 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

3.4	Certificate of Amendment of Certificate of Incorporation filed February 3, 1997 (Incorporated by reference to Exhibit 3.4 of IKOS’ quarterly report on Form 10-Q for the quarter ending March 29, 1997)

3.5	By laws (Incorporated by reference to Exhibit 3.2 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

4.1	Rights agreement dated as of January 27, 1992 between IKOS and Manufacturers Hanover Trust Company of California, Rights Agent. (Incorporated by reference to Exhibit (C)1, in IKOS’ report on Form 8-K filed February 10, 1992)

4.2	IKOS’ amended and restated Rights Plan by and between IKOS and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of IKOS’ report on Form 8-A /a filed on January 29, 1999).

4.3	Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001 (Incorporated by reference to Form 8-A /a filed on August 1 2001).

10.1	Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

10.2	1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

10.3	OEM Software License Agreement between CAD Language Systems, Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit 10.18 of IKOS’ Annual Report for the year ended September 28, 1991)

10.4	Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended January 1, 1994)

10.5	Agreement dated June 2, 1994, by and between IKOS and Gerald S. Casilli (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

Exhibit
Number	Description

10.6	Agreement dated June 2, 1994, by and between IKOS and Daniel R. Hafeman (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.7	Agreement dated June 2, 1994, by and between IKOS and Ramon A. Nuñez (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.8	Agreement dated June 2, 1994, by and between IKOS and Joseph W. Rockom (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.9	IKOS’ 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

10.10	Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and IKOS dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q for the quarter ended December 30, 1995)

10.11	Amended and Restated Employment Agreement dated August 1, 1995 by and between IKOS and Ramon Nuñez (Incorporated by reference to Exhibit 10.21 of IKOS’ quarterly report on Form 10-Q for the quarter ended December 30, 1995)

10.12	Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and IKOS (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q for the quarter ended June 29, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

10.13	IKOS’ 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of IKOS’ Quarterly Report on Form 10-Q for the quarter ended April 4, 1998)

10.14	IKOS’ 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.22 of IKOS’ Quarterly Report on Form 10-Q for the quarter ended April 4, 1998)

10.15	Agreement dated July 11, 1997, by and between IKOS and Robert Hum (Incorporated by reference to Exhibit 1 of IKOS’ report of Form 8-A as filed on January 29, 1999)

10.16	Agreement dated February 2, 1999, by and between IKOS and Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 3, 1999)

10.17	Agreement dated February 3, 1999, by and between IKOS and Nader Fathi (Incorporated by reference to Exhibit 10.26 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 3, 1999)

10.18	Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank—California. (Incorporated by reference to Exhibit 10.27 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 1, 2000)

10.19	Lease Agreement for IKOS’ principal facility dated January 14, 2000, by and between IKOS and Pepper Lane—Great Oaks, LLC. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K for the year ended September 30, 2000)

10.20	Lease Agreement for IKOS’ Waltham Research and Development facility dated July 28, 2000 by and between IKOS and LGP Limited Partnership (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K for the year ended September 30, 2000)

10.21	Modification to Revolving Credit and Security Agreement dated March 27, 2001 by and between IKOS Systems, Inc. and Comerica Bank.

(b)	REPORTS ON FORM 8-K

     Form 8-K/A filed on August 9, 2001 regarding Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKOS SYSTEMS, INC. Registrant

Date: August 14, 2001	/s/ Joseph W. Rockom

(JOSEPH W. ROCKOM CFO) Principal Financial Officer, Duly Authorized Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization among IKOS, VMW Acquisition Corporation and VMW dated May 14, 1996 (Incorporated by reference to Exhibit 2.1 of IKOS’ registration statement on Form S-3 effective June 26, 1996)

2.2	Technology Purchase Agreement dated May 12, 1998 by and between IKOS and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of IKOS’ Current Report on Form 8-K filed May 20, 1998)

2.3	Agreement and Plan of Merger and Reorganization by and among Synopsys, Inc., Oak Merger Corporation and IKOS Systems, Inc. dated as of July 2, 2001, as amended August 1, 2001.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

3.2	Certificate of Amendment of Certificate of Incorporation filed May 5, 1994 (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

3.3	Certificate of Amendment of Certificate of Incorporation filed April 24, 1995 (Incorporated by reference to Exhibit 4.2 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

3.4	Certificate of Amendment of Certificate of Incorporation filed February 3, 1997 (Incorporated by reference to Exhibit 3.4 of IKOS’ quarterly report on Form 10-Q for the quarter ending March 29, 1997)

3.5	By laws (Incorporated by reference to Exhibit 3.2 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

4.1	Rights agreement dated as of January 27, 1992 between IKOS and Manufacturers Hanover Trust Company of California, Rights Agent. (Incorporated by reference to Exhibit (C)1, in IKOS’ report on Form 8-K filed February 10, 1992)

4.2	IKOS’ amended and restated Rights Plan by and between IKOS and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of IKOS’ report on Form 8-A /a filed on January 29, 1999).

4.3	Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001 (Incorporated by reference to Form 8-A /a filed on August 9, 2001).

10.1	Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

10.2	1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of IKOS’ registration statement on Form S-1 effective July 25, 1990)

10.3	OEM Software License Agreement between CAD Language Systems, Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit 10.18 of IKOS’ Annual Report for the year ended September 28, 1991)

10.4	Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended January 1, 1994)

10.5	Agreement dated June 2, 1994, by and between IKOS and Gerald S. Casilli (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

Exhibit
Number	Description

10.6	Agreement dated June 2, 1994, by and between IKOS and Daniel R. Hafeman (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.7	Agreement dated June 2, 1994, by and between IKOS and Ramon A. Nuñez (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.8	Agreement dated June 2, 1994, by and between IKOS and Joseph W. Rockom (Incorporated by reference to Exhibit 10.18 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994)

10.9	IKOS’ 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of IKOS’ registration statement on Form S-2 effective October 12, 1995)

10.10	Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and IKOS dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q for the quarter ended December 30, 1995)

10.11	Amended and Restated Employment Agreement dated August 1, 1995 by and between IKOS and Ramon Nuñez (Incorporated by reference to Exhibit 10.21 of IKOS’ quarterly report on Form 10-Q for the quarter ended December 30, 1995)

10.12	Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and IKOS (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q for the quarter ended June 29, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

10.13	IKOS’ 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of IKOS’ Quarterly Report on Form 10-Q for the quarter ended April 4, 1998)

10.14	IKOS’ 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.22 of IKOS’ Quarterly Report on Form 10-Q for the quarter ended April 4, 1998)

10.15	Agreement dated July 11, 1997, by and between IKOS and Robert Hum (Incorporated by reference to Exhibit 1 of IKOS’ report of Form 8-A as filed on January 29, 1999)

10.16	Agreement dated February 2, 1999, by and between IKOS and Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 3, 1999)

10.17	Agreement dated February 3, 1999, by and between IKOS and Nader Fathi (Incorporated by reference to Exhibit 10.26 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 3, 1999)

10.18	Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank—California. (Incorporated by reference to Exhibit 10.27 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 1, 2000)

10.19	Lease Agreement for IKOS’ principal facility dated January 14, 2000, by and between IKOS and Pepper Lane—Great Oaks, LLC. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K for the year ended September 30, 2000)

10.20	Lease Agreement for IKOS’ Waltham Research and Development facility dated July 28, 2000 by and between IKOS and LGP Limited Partnership (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K for the year ended September 30, 2000)

10.21	Modification to Revolving Credit and Security Agreement dated March 27, 2001 by and between IKOS Systems, Inc. and Comerica Bank.