Form 10-K405
period 2001-09-29
IKOS SYSTEMS INC
filed 2001-12-28
CIK 756365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-18623

IKOS Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0100318
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

79 Great Oaks Blvd. San Jose, CA (Address of principal executive offices)	95119 (Zip Code)

(408) 284-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates as of December 14, 2001, was approximately $109,290,000.

      As of December 14, 2001, approximately 9,341,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

      This report (excluding exhibits) contains 48 pages. The Index to Exhibits begins on Page 24 of this report.

PART I

Item 1.     Business

      Forward-looking statements in this report are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. In this report, the words, “anticipates,” “believes,” “expects,” “future,” “intends”’ and similar expressions identify forward-looking statements. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained under the caption, “Factors that May Affect Future Results of Operations” and other risks detailed from time to time in the Company’s periodic reports and other information filed with the Securities and Exchange Commission. Actual events and results may differ materially from the Company’s current expectations and beliefs.

General

      IKOS develops, manufactures, markets, and supports systems for the verification of complex electronic system designs. IKOS has two primary product lines, hardware simulation acceleration and emulation. IKOS’ mission is to help customers verify the functional correctness of their high complexity electronic system designs. IKOS differentiates its hardware verification solutions from those of its competitors by offering simulation-like ease of use coupled with the capacity to handle very large semiconductor designs. IKOS also provides services to customers to assist in the integration and deployment of IKOS’ solutions.

      IKOS sells its products and services to a broad range of customers, including telecommunications, multimedia, semiconductor, computer, and consumer electronics companies. IKOS’ customers include Broadcom, TI, Phillips, Toshiba, Lucent Technologies, ATI, Micron Technology, Infineon, nVIDIA and SIS, who represent IKOS’ ten largest customers over the last two years. Headquartered in San Jose, California, IKOS has 4 development centers worldwide located in: San Jose, California, Waltham, Massachusetts, Noida, India and Minneapolis, Minnesota. In addition, IKOS supports direct sales operations in North America, the United Kingdom, the Netherlands, France, Germany, and Japan. IKOS has a distributor network covering the remainder of Europe and parts of Asia. IKOS is publicly traded on the Nasdaq National Market under the symbol IKOS. IKOS was incorporated in California in 1984 and reincorporated in Delaware in May 1990.

      On July 2, 2001, IKOS entered into an Agreement and Plan of Merger and Reorganization with Synopsys, Inc., or Synopsys, and Oak Merger Corporation, which was amended on August 1, 2001, providing for the merger of IKOS with Oak Merger Corporation, a subsidiary of Synopsys. Under the terms of the proposed merger, subject to satisfaction of various conditions, each share of IKOS common stock will be exchanged for Synopsys common stock with a value between $6.00 and $20.00 per share, based on the financial performance of IKOS during the twelve months ending June 30, 2002. Additional information relating to the Synopsys merger can be found in the proxy statement/ prospectus that is part of the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) by Synopsys on August 9, 2001 and amended on October 18, 2001.

      On December 7, 2001 Fresno Corporation, a wholly-owned subsidiary of Mentor Graphics Corporation, or Mentor, commenced an unsolicited cash tender offer to purchase all outstanding shares of IKOS common stock for $11.00 per share, subject to certain conditions. The offer will expire on January 25, 2002, unless extended at the sole discretion of Mentor. Additional information relating to the Mentor offer can be found in the Schedule 14D-9 filed with the SEC by IKOS on December 20, 2001.

Background

      The electronic design automation, or EDA, industry provides tools and technology for the development and testing of electronic designs. The testing process, known as design verification, is a critical part of the electronic design process and has a significant impact upon a design engineer’s productivity. Design verification assesses the functionality of a design prior to its mass production, which reduces the costs and the time to market associated with developing electronic designs and reduces the risk of launching flawed devices.

      Computer-aided engineering, or CAE, and Integrated circuit computer-aided design, or ICCAD, are the largest segments in the EDA market. IKOS’ products are focused on the design verification sub-segment of the CAE market. Increasing design size and complexity and time to market pressures in the industry create high demand for thorough verification of electronic designs. As design sizes increase, the amount of testing required to thoroughly verify the functionality of an electronic design also increases. IKOS’ customers estimate that up to 70% of their total design cycle time is spent in the verification process. Design engineers are looking for ways to cut design verification time and therefore are moving toward a method of verifying a design by testing its functionality in the earlier phases of the design cycle to boost productivity, manage design complexity, and reduce the design cycle times.

      Traditionally, software simulators have been the preferred tool for verifying semiconductor designs. However, the verification processes required for highly-complex designs often exceeds the performance capability of software simulators running on general purpose workstations. In response to this required level of performance, hardware tools were developed to enhance verification performance by several orders of magnitude. IKOS is focused on selling hardware products and solutions that enable its customers to reduce design verification bottlenecks and fix design errors earlier in the verification process. This helps prevent the remanufacture of chips to correct design errors that were missed in the design cycle. IKOS believes that design complexity is increasing at a faster rate than design engineering productivity and therefore, that the requirement for hardware design verification will continue to grow.

      In addition to the verification bottleneck described above, system-on-chip, or SoC, design engineers who need to integrate hardware and software systems face the additional challenge of system integration verification. The traditional approach to system integration verification was for the designer to develop the hardware and software separately and integrate the two at the end of the project when the actual hardware is available to run the newly developed software. Using this approach, designs cannot be verified until the end of a project.

      SoC design teams are looking for ways to provide system integration verification and to prove system functionality early in the design cycle, which accelerates the overall time to market for the manufactured chip. A new method of system integration verification, namely emulation, was developed to address this problem. Using this method, an emulation of the chip is used to verify system integration while the chip is still being designed. For example, one design requiring system integration verification is the development of a 3D graphics chip used in personal computers. These chips require software drivers to interface them to the personal computer’s installed monitor. Rather than being tested at the end of a project, if the software driver can be tested using an emulation of the chip while it is still in the design process, both the software and hardware developer will be able to find bugs early in the design process, rather than at the end of the process. This also allows the hardware developer to make performance trade-offs before the chip is actually manufactured. For example, while running his software on the emulator, the software engineer may discover that he could improve the speed of the graphics accelerator if the hardware engineer could make some minor changes to the design, and the changes can then be made prior to the manufacture of the chip.

      IKOS’ emulation products address the challenge of early system integration. One of the main challenges of integrating hardware and software is the performance of the test process itself. Software simulation has proven to be too slow to allow for sufficient verification within a reasonable time frame. IKOS’ emulation products offer performance verification of up to 1 million cycles per second, which helps to deliver the level of performance necessary to test system operation and run system software for an integrated view of the system.

      IKOS’ products are comprised of patented simulation acceleration technology and patented emulation verification technology. IKOS’ emulation solutions are differentiated from the competition through IKOS’ patented VirtuaLogic compiler technology. VirtuaLogic allows IKOS to deliver low cost, high capacity emulation solutions that provide two to three orders of magnitude of higher performance than hardware simulation. IKOS’ Vstation emulation platform leverages the rapidly growing system-level verification requirements created by the growth in silicon complexity by providing high performance verification tools needed for the complex designs that result from integrating entire systems onto one chip. IKOS believes the emulation technology will provide the solutions to the current complex design verification issues and as such IKOS has focused it development, marketing and selling resources towards it emulation technology.

      The hardware simulation technology can be used for sign-off level verification, which is the sign-off of a design prior to manufacture after satisfactory completion of agreed upon testing methodologies, and provides orders of magnitude more performance than software simulation. IKOS’ Nsim and ARES simulation platforms provide high performance hardware simulation to leverage the growing verification bottleneck created by the growth in silicon complexity.

      In addition to its simulation and emulation products, IKOS provides consulting services for on-site support and design verification expertise to help customers achieve project goals. Verification services allow the customer to outsource the work needed to integrate new verification products into their design flow or deliver new verification capabilities to the design team. These services allow the customer to invest and focus on what differentiates them while benefiting from the custom integration of high performance verification to their design flow.

Maintenance and Support

      IKOS provides maintenance and support on a contractual basis. Maintenance is provided on an on-site or on a return and repair basis. IKOS also provides application support via a toll-free telephone line. Customers with software maintenance coverage also receive software updates, if any, from IKOS. Foreign distributors generally provide customer training, service and support for the products they sell. Maintenance revenues, as a percent of total revenues, represented 36% in fiscal 2001, 25% in fiscal 2000 and 27% in fiscal 1999.

Competition

      IKOS’ main emulation competitors are the Quickturn Design Systems unit of Cadence Design Systems, Inc. and Mentor Graphics Corporation. Cadence/ Quickturn is the market leader. Mentor Graphics offers emulation solutions in Europe and Asia but is currently enjoined from selling in the United States as a result of on-going litigation initiated by Cadence/ Quickturn. The Cadence/ Quickturn and Mentor Graphics legal proceedings await rulings from several courts. In 1998, Cadence/ Quickturn announced their next generation emulator “Mercury” and the end of life of their current System Realizer product. In fiscal 2000 Cadence/ Quickturn announced an upgrade to their Mercury product called “Mercury Plus” and in 2001 Cadence/ Quickturn announced a new product called Pallidium. IKOS believes the Cadence/ Quickturn products generally have a higher cost per gate then the comparable IKOS System.

      Competitors in the chip-level and sign-off level verification market include software simulation providers such as Synopsys, Mentor Graphics and Cadence. Hardware simulation providers include Axis Systems. For sign-off level verification, IKOS’ strongest competition comes from static timing analysis tools from providers such as Chrysalis, Synopsys and Cadence.

      IKOS expects competition in the verification market to continue to expand and change. Moreover, IKOS competes, and expects that it will continue to compete, with established EDA companies. A number of these companies have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than IKOS. In addition, many of these competitors and potential competitors have established relationships with current and potential customers of IKOS and offer a broader and more comprehensive product line. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect IKOS. In addition, current competitors or other entities may develop other products that have significant advantages over IKOS’ products. There can be no assurance that IKOS will be able to compete successfully against current and future competitors or that competitive pressures faced by IKOS will not materially adversely affect its operating results.

      IKOS competes on the basis of certain factors, including product performance, price, support of industry standards, technical support and customer service, timely introduction of new products, ease of use and reputation. IKOS believes that it currently competes favorably overall with respect to these factors.

Customers, Marketing and Sales

      IKOS sells its products to a broad range of companies including those in the communications, multimedia/ graphics, semiconductor, computer, aerospace and consumer electronics industries. IKOS markets its products and services primarily through its direct sales and service organization. IKOS employs a technically oriented sales force and application engineering team to serve the needs of existing and prospective customers. IKOS’ consulting services provide customers with a comprehensive solution that is tailored specifically to the needs of the design team. These services include education, application services, interface support, custom library development and other on-site support through customized consulting partnerships to assist the customer in accomplishing key verification milestones.

      IKOS’ direct sales strategy concentrates on those companies that it believes are major users and designers of complex electronic designs. For the fiscal year ended September 29, 2001, two customers, Broadcom and nVIDIA accounted for 16% and 14% of net revenues, respectively. For the fiscal year ended September 30, 2000, one customer, Broadcom Corporation, Inc., accounted for approximately 12% of net revenues. For the fiscal year ended October 2, 1999, one customer, Lucent Technologies, Inc., accounted for approximately 14% of net revenues. While these customers represent a significant portion of IKOS’ revenues during the three fiscal years ended September 29, 2001, there can be no assurance that revenues from these customers will equal or exceed this level in future periods. Generally, IKOS’ customers make large purchases in cycles that range from twelve to eighteen months. All sales are derived from individual customer purchase orders, which are delivered based on the terms of that order.

Direct Sales

      IKOS currently maintains direct sales and support offices in the following states: Arizona, California, Illinois, Massachusetts, New Jersey and Texas. IKOS makes direct sales internationally in Canada, in Japan through its wholly-owned subsidiary, IKOS K.K., in India through its wholly-owned subsidiary IKOS India Pvt. Ltd., and in central Europe through its wholly-owned subsidiaries, IKOS Systems GmbH in Germany, IKOS Systems, Ltd. in England and IKOS Systems, S.A.R.L. in France. Direct sales, including maintenance fees, accounted for approximately 99% of IKOS’ net revenues in fiscal year 2001. Direct sales, including maintenance fees, accounted for approximately 95% of IKOS’ net revenues in fiscal year 2000. Direct sales, including maintenance fees, accounted for approximately 94% of IKOS’ net revenues in fiscal year 1999.

Distributors

      IKOS believes that international markets are an important source of its revenues and while the bulk of its sales is through direct channels, IKOS has developed distributor or outside sales relationships in ten foreign countries in Europe and Asia. In fiscal 1997, IKOS terminated its distributor relationship in Japan and began selling directly in that market. In early fiscal 2000, IKOS entered into a new distributor agreement for sales in Japan. The distributor relationship was later terminated as management concluded this arrangement was not in the best interest of IKOS. Revenues to distributors were less than 1% and 5% of IKOS’ net revenues for the fiscal year 2001 and 2000, respectively. Distributor revenues for fiscal 1999 as a percentage of net revenues were approximately 6%.

International Sales

      International sales, including export sales and foreign operation net revenues, accounted for approximately 26%, 34% and 37% of IKOS’ net revenues during fiscal years 2001, 2000 and 1999, respectively. International revenues for the year ended September 29, 2001 decreased 37% when compared to the prior fiscal year as a result of the weakened global economy. For fiscal year 2000, international revenues increased in absolute dollars by approximately 19% but decreased as a percentage of net revenues. The increase in sales dollars was a direct result of increased demand in Europe and the Asia Pacific territories. International revenues increased during fiscal 1999 due to increased demand for IKOS’ product, primarily in Europe and the Asia Pacific territories.

      With the exception of sales to customers through the Japan subsidiary, IKOS has attempted to reduce the risk of fluctuations in exchange rates associated with international revenues by selling its systems primarily denominated in U.S. dollars. IKOS pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. Sales through the Japan subsidiary are denominated in Japanese Yen. For those sales made in Japanese Yen, IKOS may enter into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary’s sales.

      Conducting business in international markets requires compliance with applicable laws and regulations, such as safety and telecommunication laws and regulations of foreign jurisdictions and import duties and quotas. To date, IKOS has not experienced any difficulty in obtaining export licenses from the U.S. Department of Commerce for foreign sales; however, there can be no assurance that IKOS will not experience difficulties in the future.

Manufacturing and Suppliers

      IKOS performs final assembly and test of all its products in its San Jose, California facility and utilizes third parties for all major subassembly manufacturing, including printed circuit boards and custom ICs. IKOS has a testing and qualification program to ensure that all subassemblies meet its specifications before going into final assembly and test.

      Certain key components used in IKOS’ products are presently available from sole or limited sources, including the Field Programmable Gate Arrays (FPGAs) used in its emulation products and the semiconductor memories used in its hardware simulators. IKOS generally purchases these components pursuant to purchase orders placed from time to time in the ordinary course of business and has no supply arrangements with any of these source suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. IKOS endeavors to maintain an ample supply of such components at all times through order generation based on tracking of sales projections, production and inventories, and by ordering critical components for delivery over an extended period. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect IKOS’ operating results.

Product Development

      IKOS’ ongoing product development activities include the enhancement of current products, such as the ability to simulate, emulate and verify the design of higher gate count ICs and increased integration with other EDA tools. Furthermore these product development activities include the development of new product options and features, such as new library tools and the research and development of new technologies for use in future products.

      IKOS’ research and product development organization included 117 engineers at September 29, 2001. During fiscal 2001, 2000 and 1999, IKOS spent approximately $17.2 million, $15.9 million and $13.4 million, respectively, on research and development. IKOS’ research and development costs, including costs of software development before technological feasibility, are expensed as incurred. Research and development expenses for the year ended September 29, 2001 represented 28% of revenues as compared to 22% of revenues for the year ended September 30, 2000. The increase for the year ended September 29, 2001, as a percentage of revenues was due to the overall increase in research and development expenses against lower than expected revenues for the twelve month period. The increase in terms of absolute dollars for the twelve-month period was primarily related to increased payroll and related costs due to increased headcount and increased MIS and rent as a result of the new facility. In light of the current economic climate, IKOS is restricting hiring and capital spending until the economic climate improves.

Proprietary Rights

      Due to the rapid pace of technological advancement, IKOS believes it is less dependent on the protection of proprietary product information than on its ability to develop and market new products. IKOS protects its proprietary product information primarily through the use of employee nondisclosure agreements and patents and by limiting access to confidential information. IKOS presently has 15 issued United States patents that cover various aspects and features of its products, including its overall system architecture and certain features in the systems hardware for both simulation and emulation products. These patents expire between November 22, 2005 and April 24, 2018. IKOS also has licensed rights under certain issued patents relating to VirtualWires technology from MIT. This license continues through June 2015, and thereafter becomes nonexclusive. MIT may terminate this license if IKOS fails to meet certain minimum net sales milestones or upon certain other material breaches of the license agreement that remain uncured after 90 days’ notice of such breach. Although IKOS may file additional patent applications in the future, it does not expect to rely extensively on patents to protect its products.

      IKOS also relies on certain technology, which it licenses from third parties, including technology, which is integrated with IKOS’ technology and used in IKOS’ systems.

Item 2.     Properties

      The IKOS’ principal executive offices, as well as its principal manufacturing, marketing, research and development, and engineering facility, are located on approximately 106,000 square feet of leased office building space in San Jose, California. The lease on this facility expires in January 2011. IKOS subleases approximately 30,000 square feet of this building space. In addition, IKOS leases research and development and sales office space domestically in Arizona, California, Illinois, Massachusetts, Minnesota, New Jersey and Texas and internationally in England, France, Germany, the Netherlands, Korea and Japan. IKOS believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

Item 3.     Legal Proceedings

      On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc., (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents relating to IKOS’ Virtual WiresTM technology, which allows high resource utilization in FPGA-based emulators. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus IKOS’ efforts and to simplify the issues for trial. IKOS is seeking both injunctive relief and monetary damages. On September 18, 2001, the Delaware Court ordered the case to be transferred to the Federal District Court, Northern District of California, where it is now currently pending. Discovery is still proceeding in the case and the final amount of damages sought by IKOS has not yet been determined.

      On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis’ patent titled “Simulation/ Emulation System and Method,” U.S. Patent No 6,009,256. The complaint alleges that certain of IKOS’ emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. IKOS believes the claim is without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there can be no assurance that IKOS will prevail in either case. Furthermore, the amount of damages sought by Axis has not yet been determined. IKOS does not believe the outcome of this case will have a material adverse impact on future results of operations or cash flows.

      On December 6, 2001, Mentor Graphics Corporation, an Oregon corporation (“Mentor”) and Fresno Corporation, a Delaware corporation (“Fresno”) filed a lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board, Synopsys, Inc. (“Synopsys”) and Oak Merger Corporation (“Oak”), C.A. No. 19299. This lawsuit alleges, among other things, that the termination fee set forth in the an Agreement and Plan of Merger and Reorganization by and among Synopsys, Oak Merger Corporation and IKOS dated July 2, 2001, as amended (the “Merger Agreement”) is unreasonable, that certain operating restrictions and other conditions set forth in the Merger Agreement impose onerous restrictions on the authority of the IKOS Board to manage IKOS and that the no-shop provision set forth in the Merger Agreement insofar as it is operative after IKOS stockholders approve the Merger Agreement is too onerous. This lawsuit further alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and that Synopsys and Oak aided and abetted such breaches. This lawsuit seeks, among other things, injunctive and declaratory relief, including, an order enjoining the enforcement of the no-shop provisions and termination fee in the Merger Agreement, and unspecified damages. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 7, 2001, Mentor and Fresno filed a lawsuit in the United States District Court for the District of Delaware against IKOS, Case No. 01-809. This lawsuit seeks an order and judgment from the Court declaring that the cash tender offer to purchase all outstanding shares of IKOS common stock (the “Offer”) and Tender Offer Statement on Schedule TO (the “Schedule TO”) and Mentor’s Schedule 13D are not in violation of the federal securities laws and that Mentor did not violate federal insider trading laws when it purchased from the open market shares of IKOS’ stock beginning in July 2001 and when it made the Offer. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 7, 2001, Sheldon Pittlemen, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19300. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement. It seeks injunctive relief and unspecified damages on behalf of all stockholders of IKOS. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 10, 2001, Ernest Hack, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board and Synopsys, C.A. No. 19305. While not identified as such in the caption of the complaint, the body of the complaint describes Mentor as a defendant. This lawsuit alleges that the members of IKOS’ Board failed to properly consider and act upon the Offer. It also alleges that IKOS failed to solicit offers before entering the Merger Agreement. The lawsuit alleges that, as a result of the foregoing among other things, the members of IKOS’ Board breached their fiduciary duties and seeks injunctive relief and unspecified damages. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 10, 2001, Robert Ferronte, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19307. This lawsuit generally alleges, among other things, that the members of the IKOS Board breached their fiduciary duties by allegedly failing to fully inform themselves about Mentor’s interest in acquiring IKOS. The complaint further alleges that IKOS’ poison pill permits the IKOS Board to manipulate IKOS to the detriment of IKOS’ stockholders and to perpetuate its control over IKOS’ business and operations. The lawsuit seeks injunctive relief. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 14, 2001, Scott Petler, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Santa Clara County, California Superior Court, Case No. CV 803814, against IKOS, the members of IKOS’ Board of Directors, Synopsys and Aart de Geus, Chairman and CEO of Synopsys. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and in its response to the Offer. The lawsuit further alleges that Synopsys and Dr. de Deus aided and abetted the alleged breach of fiduciary duties. The lawsuit seeks injunctive relief and an order rescinding the Merger Agreement. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

      Set forth below is certain information with respect to age as of September 29, 2001 and background for each of the officers of IKOS.

Name	Age	Position with IKOS

Gerald S. Casilli	62	Chairman of the Board
Ramon A. Nuñez	47	Chief Executive Officer, President and Director
Joseph W. Rockom	62	Chief Financial Officer, Vice President of Finance and Administration, and Secretary
Daniel R. Hafeman	52	Vice President of Advanced Research and Chief Technical Officer
Robert Hum	49	Chief Operating Officer
Tom Gardner	53	Vice President of Worldwide Sales
Nader Fathi	42	Vice President of Sales Operations

      Mr. Casilli has served as Chairman of the Board of Directors of IKOS since July 1989 and served as Chief Executive Officer from April 1989 to August 1995. He has served as a Director since 1986. Mr. Casilli is also currently a Director for Evans and Sutherland Computer Corporation. From January 1986 to December 1989, he was a general partner of Trinity Ventures, Ltd., a venture capital firm that was a former investor in IKOS. Mr. Casilli was a general partner of Genesis Capital, a venture capital firm, from February 1982 to 1990. Mr. Casilli founded Millennium Systems, a manufacturer of microprocessor development systems, in 1973 and served as its President and Chief Executive Officer until 1982.

      Mr. Nuñez was appointed Chief Executive Officer in August 1995. Mr. Nuñez had been President, Chief Operating Officer and Director of IKOS since October 1994. He had served as Vice President of Worldwide Sales since July 1993. Mr. Nuñez joined IKOS in April 1990 as Vice President of North American Sales after five years in sales management with Zycad Corporation. Earlier he was branch sales manager for Cadnetix (now part of Intergraph) in Southern California.

      Mr. Rockom has served as Chief Financial Officer and Vice President of Finance since September 1986. Mr. Rockom has also served as IKOS’ Secretary since April 1995. Before joining IKOS, Mr. Rockom spent seventeen years at American Microsystems, Inc. (AMI), a semiconductor manufacturer, where he held a variety of administrative, operating and management positions, including Vice President of Finance.

      Mr. Hafeman, a founder of IKOS, has served as Vice President of Advance Research and Chief Technical Officer since March 1996. Mr. Hafeman served as Vice President of Engineering from August 1989 to March 1996. From December 1984 to August 1989, he served in various positions of engineering management with IKOS. Mr. Hafeman was an engineering manager at Scientific Micro Systems, Inc. for eight years prior to his employment with IKOS.

      Mr. Hum was promoted to Chief Operating Officer in May of 2000. From January 1998 to May 2000, Mr. Hum served as Senior Vice President of Product Operations. He came to IKOS as Vice President of Engineering in May of 1997 from Cadence Design Systems where he served in several senior business and technical management positions. Prior to joining Cadence, Mr. Hum held a variety of technical and business management roles during an 18-year tenure at Bell-Northern Research (NORTEL).

      Mr. Gardner was promoted to Vice President of North American Sales in June 1998. Earlier, he held senior sales management positions in the eastern and central US regions during the last two years. Most recently he held the position of director of sales for the central region. Prior to joining IKOS, Mr. Gardner held sales and sales management positions with Mentor Graphics, Quickturn, Cadence and Zycad. During fiscal 2001, Mr. Gardner was promoted to Vice President of Worldwide Sales.

      Mr. Fathi was promoted to Vice President of International Sales in June 1998. Prior to joining IKOS, Mr. Fathi served in several sales, marketing, program management and customer support management positions at Cadence, Daisy (now part of Intergraph), Silicon General and Xerox Microelectronics Center.

Subsequent to the end of fiscal year 2000, Mr. Fathi was promoted to Vice President of World Operations. Subsequent to the end of the fiscal year, former executive officer, Mr. Fathi, terminated his position as an executive officer of IKOS.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      IKOS’ Common Stock is currently traded on the Nasdaq National Market under the symbol IKOS. The following table sets forth, for the fiscal period indicated, the high and low closing sales prices for the Common Stock as reported by Nasdaq.

	High	Low

Fiscal 2000
First Quarter	$9.69	$7.00
Second Quarter	14.94	8.88
Third Quarter	12.38	8.63
Fourth Quarter	13.00	9.69
Fiscal 2001
First Quarter	$14.88	$7.13
Second Quarter	17.44	8.28
Third Quarter	11.38	6.43
Fourth Quarter	8.24	2.95

      The approximate number of record holders of IKOS stock as of November 16, 2001 was 160. The approximate number of beneficial holders is estimated to be 3,900 as of that same date.

      IKOS has never declared or paid cash dividends on its stock. IKOS currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

      During fiscal 1998, IKOS announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through September 29, 2001, IKOS had repurchased 516,500 shares at a weighted-average per share price of $5.96 and all shares of this total have been reissued through IKOS’ stock option and stock purchase plans.

Item 6.     Selected Financial Data (In thousands, except per share data)

      The following selected financial data should be read in conjunction with the more detailed consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected consolidated statement of operations data for each of the three fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999 and selected consolidated balance sheet data as of September 29, 2001 and September 30, 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected consolidated statement of operations data for the fiscal years ended October 3,

1998 and September 27, 1997 and selected consolidated balance sheet data as of October 2, 1999, October 3, 1998 and September 27, 1997 are derived from audited financial statements not included in this Form 10-K.

	Fiscal Years Ended

	September 29,	September 30,	October 2,	October 3,	September 27,
	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:
Net revenues	$61,069	$72,796	$56,333	$40,893	$56,096
Cost of revenues	16,340	16,031	13,778	14,734	12,452
Gross profit	44,729	56,765	42,555	26,159	43,644
Operating expenses	53,146	46,345	39,944	49,516	42,495
Income (loss) from operations	(8,417)	10,420	2,611	(23,357)	1,149
Other income	1,802	618	495	1,031	1,269
Income (loss) before provision for income taxes	(6,615)	11,038	3,106	(22,326)	2,418
Provision (benefit) for income taxes	(2,010)	2,750	650	4,928	1,023
Net income (loss)	$(4,605)	$8,288	$2,456	$(27,254)	$1,395
Basic net income (loss) per share	$(0.51)	$0.97	$0.30	$(3.24)	$0.17
Weighted-average shares used in computing basic per share amounts	8,981	8,563	8,306	8,418	8,408
Diluted net income (loss) per share	$(0.51)	$0.84	$0.27	$(3.24)	$0.16
Weighted-average shares used in computing diluted per share amounts	8,981	9,836	9,140	8,418	8,927
Consolidated Balance Sheet Data:
Working capital	$13,319	$17,045	$8,278	$5,492	$31,608
Total assets	46,283	52,005	31,790	33,344	56,550
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity	22,312	24,864	15,031	12,613	41,990

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

      The following discussion and analysis of IKOS’ financial condition and results of operations should be read in conjunction with “IKOS Summary Selected Consolidated Financial Data” and IKOS’ consolidated financial statements and notes thereto appearing elsewhere in this document. This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements without limitation contain the words, “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import. These forward-looking statements involve risks and uncertainties, and the cautionary statements discussed under the caption “Factors that May Affect Future Results of Operations,” identify important factors that could cause actual results to differ materially from those indicated in the forward-looking statements.

Nature of Operations

      IKOS develops, manufactures, markets and supports electronic design automation tools for the verification of integrated circuit designs. IKOS’ mission is to help customers realize their high complexity electronic systems through innovative design verification solutions. IKOS’ products are designed to enable its customers to verify their designs more rapidly and accurately than existing software-based simulation tools. In 1996, IKOS broadened its spectrum of verification solutions to extend from the design concept stage to the prototype stage by introducing its first emulation system. IKOS commercially released its first emulation system in 1997 and has completely redesigned its original one-million gate emulation product to a two million gate emulation solution. During fiscal 1999, IKOS released its third generation emulation product, which provides a five million-gate emulation solution. In March 2001, IKOS released its fourth generation emulation product, which provides for 15 million gates of emulation capacity.

      IKOS sells its products to a broad range of customers in the communications, multimedia/ graphics, semiconductor, computer, aerospace and consumer electronics industries. IKOS markets its products and services primarily through its direct sales and service organization as IKOS has direct sales operations throughout the United States and in the United Kingdom, France, Germany and Japan. IKOS also has a distribution network covering the remainder of Europe and in parts of Asia. In fiscal 1998, IKOS opened a research and development operation in India.

Recent Trends

      IKOS’ products are part of companies’ capital equipment budgets, which have become very restricted during the recent economic downturn. This has led to a deferral of purchasing decisions and a decrease in sales to such customers. IKOS expects that these economic factors may continue to restrict its customers’ budgets and limit the demand for IKOS products.

      Impact of Recently Issued Accounting Standards. On December 3, 1999, the Securities Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. In addition, on October 9, 2000, the SEC Staff issued SAB No. 101 Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers (“SAB 101 FAQ”). The SEC Staff addressed several issues in SAB No. 101 and in the SAB 101 FAQ, including the timing for recognizing revenue derived from selling arrangements that involve customer acceptance provisions. During the fourth quarter of fiscal 2001, IKOS adopted SAB No. 101. Due to customary business practices in Japan, IKOS has revised its revenue recognition policy to require formal written acceptance from Japanese customers prior to recognition of revenue related to these sales (See Note 1 in the Notes to Consolidated Financial Statements). The adoption of SAB No. 101 did not result in a cumulative effect adjustment as of September 30, 2000, however, IKOS has revised its quarterly financial data for the first three quarters of 2001, in order to reflect the provisions of SAB No. 101, as if applied consistently for all periods shown.

      In July 2001, the FASB issued SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards become effective for fiscal years beginning after December 15, 2001. IKOS intends to early adopt these standards, such that beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. As of September 29, 2001, IKOS had a net balance of $715,000 of goodwill. The adoption of SFAS No. 141 is expected to reduce IKOS’ amortization of intangibles for fiscal 2002 by approximately $168,000. During fiscal 2002, IKOS will perform the first of the required impairment tests of goodwill. This test is not expected to have a material effect on IKOS’ results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on IKOS’ financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted SFAS No. 133 as of October 1, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company’s results of operations or financial position.

Results of Operations

      Net Revenues. For the fiscal year ended September 29, 2001, net revenues decreased 16% from $72,796,000 in fiscal 2000 to $61,069,000 in fiscal 2001. For the fiscal year ended September 30, 2000, net revenues increased 29% from $56,333,000 in fiscal 1999 to $72,796,000 in fiscal 2000. The decrease in net revenues in fiscal 2001 is a primarily due to the decline in product sales partially offset by an increase in maintenance revenues. Product revenues declined due to the downturn in the economy, resulting in fewer orders being placed for IKOS’ products. While IKOS’ customers have expressed interest in IKOS’ products, these customers have not placed orders with IKOS due to limited budgets for capital expenditures. The year to year increase in net revenue from 1999 to 2000 was primarily the result of increased sales of IKOS’ emulation product. Emulation revenues increased over 66% from 1999 to 2000. The increase in emulation revenue from 1999 to 2000 is the direct result of increasing acceptance and demand for the emulation product. During fiscal 2000, IKOS realized several significant competitive wins in the market including a record $11 million order from one customer. IKOS’ development effort has resulted in the introduction of a new and more robust emulation system every twelve to eighteen months since IKOS’ initial emulation product introduction in 1997. This track record has given customers confidence that IKOS can deliver emulation solutions at a rate consistent with their own development requirements. While emulation has grown over the past three years, simulation has grown at a much slower rate (approximately 5% in fiscal year 2000) and actually decreased by 39% in fiscal 2001. As IKOS continues to concentrate its efforts on emulation, IKOS fully expects simulation revenues to continue to decline. IKOS believes that until the economy improves, visibility over future revenue growth, if any, will remain unclear.

      Maintenance revenues increased 20% from $18,144,000 in fiscal 2000 to $21,805,000 in fiscal 2001. Maintenance revenues increased 20% from $15,075,000 in fiscal 1999 to $18,144,000 in fiscal 2000. The growth in maintenance revenues is due to the increasing installed based of emulation system users to whom we provide maintenance coupled with the on-going renewals of the simulation systems installed base. The shifting base of simulation users and emulation users impacts the maintenance revenue rate of growth. As the simulation business declines, the base of users will decline, negatively impacting the rate of growth for maintenance, however, this impact is offset by the increasing base of emulation users.

      International sales (export sales and sales by the IKOS’ Japan and European operations) were $15,782,000, $25,034,000 and $21,076,000 for fiscal years 2001, 2000 and 1999, respectively. These sales represent 26%, 34% and 37% of net revenues, respectively. For fiscal 2001, international revenues decreased 37% as a result of the weakened global economy. IKOS’ operations in Europe, Japan and other Asia were negatively impacted by the economic downturn. For fiscal 2000, international revenues increased by $3,958,000, but decreased slightly as a percentage of revenues for the year. The absolute dollar increase was primarily a result of the growth in sales in IKOS’ European region and Asia. European revenues grew from $12,818,000 in fiscal 1999 to $14,151,000 in fiscal 2000. IKOS had seen higher demand in the European marketplace during fiscal 2000 resulting in the increase in revenues. Revenues in Asia also increased significantly, increasing from $8,258,000 in fiscal 1999 to $10,883,000 in fiscal 2000. The increase was due to a short resurgence in the Asia marketplace after several years of lower revenues due to problems in the Asian economy and the reorganization of IKOS’ Japan operations. IKOS will continue to focus its efforts on the international market and consistent with domestic revenues IKOS believes that until the economy improves, visibility over future revenue growth, if any, will remain unclear.

Gross Profit

      Gross profit was $44,729,000, $56,765,000 and $42,555,000 or 73%, 78% and 76% of total net revenues for fiscal years 2001, 2000 and 1999, respectively. Gross margins decreased during fiscal 2001 from fiscal 2000 primarily as a result of fixed costs of revenues being covered by decreasing revenues. As previously discussed, the downturn in the economy reduced the demand for IKOS’ products resulting in lower revenues. Gross margins and more specifically, product margins for fiscal 2000 as compared to fiscal 1999 increased primarily as a result of higher revenues overall and increased sales of higher margin products. Maintenance margins improved in both fiscal 2001 and 2000 as a result of better controls over maintenance spending generated from a new technical support organization that was reorganized in fiscal 1999.

Research and Development Expenses

      Research and development expenses were $17,191,000, $15,912,000 and $13,443,000 in fiscal 2001, 2000 and 1999, respectively. As a percentage of net revenues, research and development expenses were 28%, 22% and 24% for fiscal 2001, 2000 and 1999, respectively. In general, the increases in research and development expenses reflect our continued development of our emulation technology. The increase in fiscal 2001 from fiscal 2000, as a percentage of revenues, was due to the overall increase in research and development expenses against lower than expected revenues for the year. The increases in absolute dollars for fiscal 2001 are related to increased payroll and related costs due to increased headcount and increased MIS and rent as a result of our relocation to a new facility. Research and development expenses increased from fiscal 1999 to fiscal 2000 as a result of increased spending for consultants and temporary employees, salaries, profit sharing, and hardware prototyping expenses. Spending increases related to consultants and temporary help was directly related to IKOS’ need to meet its resource needs using outside sources. In addition, expenses increased in fiscal 2000 from fiscal 1999 as a result of IKOS’ efforts to complete its fourth generation emulator resulting in higher prototyping expenses. In light of the current economic climate, IKOS is restricting hiring and capital spending until the economic climate improves.

Sales and Marketing Expenses

      Sales and marketing expenses were $26,433,000, $24,913,000 and $21,822,000 in fiscal 2001, 2000 and 1999, or 43%, 34% and 39% of net revenues, respectively. For fiscal 2001, the increase as a percentage of sales, was due to the overall increase in sales and marketing expenses against lower than expected revenues. The increase in absolute dollars from fiscal 2000 to fiscal 2001 is primarily related to increased payroll, recruiting, travel and trade show expenses. The increases in absolute dollars from fiscal 1999 to fiscal 2000 are due to salary and commission increases as a result of higher sales levels. The increase is also a result of higher spending for representative commissions, consultants, travel expenses and other marketing expenditures for new product introductions. As a percentage of revenues, sales and marketing expenses decreased from 1999 to 2000, primarily due to the lower revenue base in 1999 when compared to the level of spending. Due to the current economic conditions, IKOS is restricting hiring and capital spending, as well as limiting other discretionary marketing programs to ensure that sales and marketing expenses are in line with its projected revenue levels.

General and Administrative Expenses

      General and administrative expenses were $9,354,000, $5,311,000 and $4,267,000 for fiscal 2001, 2000 and 1999, or 15%, 7% and 8% of net revenues, respectively. For fiscal 2001, the increase as a percentage of net revenues was due to the overall increase in general and administrative expenses against lower than expected revenues for the year. The general and administrative expenses were higher than the prior year periods in terms of absolute dollars as a result of increased legal and professional fees, salaries and related expenses. In addition, general and administrative expenses included over $2,500,000 in charges related to the impending merger with Synopsys and legal fees associated with the Axis lawsuit. For fiscal 2000, general and administrative expenses increased in absolute dollars over the prior fiscal year primarily due to increased headcount, salary adjustments, profit sharing, professional services, and allocated MIS expenses. The higher costs in fiscal 2000, while lower as a percentage of revenues from the prior year, reflect IKOS’ efforts to improve internal processes to increase on-going efficiencies.

Interest Income and Other Income, Net

      Interest income and other income in fiscal 2001 primarily consists of net interest income of approximately $748,000 and other income of $1,054,000 primarily from the sublease of a portion of its facility. The increase of 21% in net interest income over the prior year is primarily a result of the higher net cash, cash equivalents and short-term investment balances over the course of the year. Net interest income in fiscal 2000 was $618,000, representing a 25% increase from the $495,000 earned in 1999. The increase in interest income is primarily attributable to increased cash, cash equivalents and short-term investments over the course of fiscal 2000. These balances increased as result of higher sales bringing about higher cash levels generated from operations in fiscal 2000.

Provision (Benefit) for Income Taxes

      During fiscal 2001, IKOS recorded a net income tax benefit of approximately $2,010,000 which primarily consisted of a benefit on the loss before tax of $6,615,000 for the year, offset partially by current year foreign income taxes. During fiscal 2000, IKOS recorded a tax provision of $2,750,000, which primarily consisted of federal and state alternative minimum taxes and foreign taxes. For fiscal 1999, IKOS recorded a tax provision of $650,000, which primarily consisted of federal and state alternative minimum taxes and foreign taxes.

Other

      IKOS has experienced minimal gains or losses on foreign currency translation. With the exception of IKOS’ Japan operations, substantially all of its international sales to date have been billed and collected in U.S. dollars. IKOS pays the expenses of its international operations in local currencies and to date IKOS has not engaged in hedging transactions with respect to such obligations. IKOS’ sales in Japan are billed and collected in the Japanese local currency. As such, IKOS periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary’s sales that are denominated in yen. A forward exchange contract obligates IKOS to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. Through September 29, 2001, the impact of such arrangements has been immaterial to IKOS’ operations and results.

Liquidity and Capital Resources

      Since inception, IKOS has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities, a loan secured by capital equipment and a working capital line of credit. IKOS’ cash, cash equivalents and short-term investments decreased to $15,590,000 at September 29, 2001 from $19,803,000 at September 30, 2000. The decrease was a result of $2,382,000 of cash used in operating activities and $4,628,000 of cash used in investing activities (excluding short-term investment activities) offset by $2,797,000 of cash provided by financing activities.

      Operating Activities. IKOS’ operating activities used cash of $2,382,000 in fiscal 2001 and $3,064,000 during fiscal 1999 and provided cash of $10,363,000 during fiscal 2000. For fiscal 2001,the uses of cash for operating activities were primarily from the net loss incurred in fiscal 2001 along with increases in inventory, income taxes receivable, prepaid expenses and other assets and decreases in accrued payroll and related expenses, accrued commissions, deferred revenues and income taxes payable. Cash provided primarily from adjustments to net loss for depreciation and amortization and deferred rent along with a decrease in accounts receivable and increases in accounts payable and other accrued liabilities partially offset this use of cash in fiscal 2001. Accounts receivable decreased from $19,716,000 at September 30, 2000 to $9,878,000 at September 29, 2001, or approximately 50%. The decrease in accounts receivable is primarily the result of product billings decreasing substantially during the year partially offset by an increase in maintenance invoicing. The cash provided by operating activities for fiscal 2000 was from net income adjusted for depreciation and amortization, increases in accounts payable, accrued payroll and related expenses, accrued commissions, income taxes payable and deferred revenues partially offset by increases in accounts receivable, inventories and a decrease in other accrued liabilities. For fiscal 1999, the use of cash for operating activities primarily consisted of an increase in accounts receivable and decreases in accounts payable, other accrued liabilities and deferred revenues partially offset by net income adjusted for depreciation and amortization and a decrease in inventories along with increases in accrued payroll and accrued commissions.

      Investing Activities. Net cash used in investing activities for fiscal 2001 and 2000 was $1,834,000 and $9,693,000, respectively, while net cash provided by investing activities for fiscal 1999 was $2,417,000. Net cash used in investment activities in fiscal 2001 related to the purchase of equipment and leasehold improvements and the purchase of short-term investments offset partially by the receipt of cash from the maturity of short-term investments. Net cash used in investment activities for fiscal 2000 related to the purchase of equipment and leasehold improvements and purchases of short-term investment instruments partially offset by maturities of short-term investments. During fiscal 1999, cash provided by investing activities related to the net maturities of short-term investments that were converted to cash or cash equivalents partially offset by purchases of capital equipment and leasehold improvements as well as net purchase of investments. IKOS has placed limits on its capital spending for fiscal 2002 in an effort to reduce overall spending in light of the current economic slowdown.

      Financing Activities. In fiscal years 2001, 2000 and 1999, net cash provided by financing activities of $2,797,000, $3,698,000 and $146,000 was from sales of common stock under IKOS’ Stock Option and Stock Purchase Plans. During fiscal 1999, IKOS repurchased approximately 130,000 shares of commons stock for approximately $407,000. Also during fiscal 2001, IKOS utilized $2,500,000 of the $5,000,000 working capital line of credit to fund operations. During fiscal 2000, IKOS utilized $1,809,000 of the line to fund leasehold improvements to its new facilities.

      IKOS’ primary unused sources of funds at September 29, 2001 consisted of $10,613,000 of cash and cash equivalents, in addition to $4,977,000 of short-term investments. In March 2000, IKOS negotiated a $3,000,000 working capital line of credit and $1,500,000 equipment line of credit with its bank. The agreement expired in March of 2001 and a new $5,000,000 working capital line was negotiated to replace the existing line. The new line expires on March 31, 2002 and is renewable at the option of both parties. The assets of IKOS collateralize the lines. Any borrowings under the line of credit bear interest at the prime rate or 6.0% at September 29, 2001. At September 29, 2001, the total amount utilized under the lines was approximately $4,000,000. Of the total amount utilized, approximately $1,500,000 of the working capital line is reserved as collateral against certain letter of credit arrangements IKOS has with its landlords and approximately $2,500,000 was utilized to fund working capital requirements. IKOS is currently in violation of certain of its financial covenants and as such the outstanding balance is subject to call by the bank at its option. Accordingly, the remaining $1,000,000 established under the line of credit is not currently available. IKOS is currently renegotiating with the bank to obtain a waiver and to revise the covenants.

      IKOS believes that its current cash, cash equivalents and short-term investments will be sufficient to finance its operations for at least the next twelve months. In addition to its current trade receivables balances, the Company has an income tax receivable of approximately $2,900,000 which should be collected during fiscal 2002. In addition, subsequent to September 29, 2001, IKOS agreed to allow its sub lessee to buyout its sublease at IKOS’ headquarters facility. IKOS received approximately $3,400,000 as a part of the buyout. However, there can be no assurances that should IKOS need additional financing that such financing will be available on terms favorable or acceptable to IKOS.

Factors that May Affect Future Results of Operations

IKOS’ operating results have fluctuated widely in the past from period to period, making it difficult to rely on past quarters as indicators of future performance.

      IKOS’ quarterly operating results have fluctuated widely in the past and IKOS expects them to continue to fluctuate in the future as a result of a variety of factors, including the following:

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

the earnings process is complete, rather than ratably over a term. This means that a failure to deliver product in a quarter deprives such quarter of all of the revenue attributable to such order. Therefore the timing of an order, and whether it is delivered in one quarter or the next, can have a significant effect on the revenue recognized for such quarter. In addition, any concentration of sales at the end of the quarter may limit IKOS’ ability to plan or adjust operating expenses and production and inventory levels. Consequently, if anticipated shipments in any quarter do not occur, expenditure levels could be disproportionately high, adversely affecting IKOS’ operating results for that quarter.

•	IKOS must develop, introduce and ship new products on a timely basis. Any failure to meet expected customer ship dates results in deferred sales (such that IKOS recognizes revenue in a quarter later than expected) or the failure to make a sale to a particular customer altogether.

•	IKOS competes with other emulation vendors, potentially resulting in lost or deferred sales.

•	IKOS must obtain key components used in its products, including field programmable gate arrays, (FPGAs), at acceptable prices.

•	IKOS’ success depends upon the health of the electronics industry and its impact on capital expenditures by customers who design complex semiconductors.

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

A downturn in the electronics industry will have a negative impact on IKOS’ business.

      IKOS depends on the semiconductor industry, which is historically volatile, for sales of its emulation products. The electronics is driven by the semiconductor industry which is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures. These factors can adversely affect sales of IKOS’ products. For example, IKOS believes that the electronics industry is currently in a downturn, which has tightened capital expenditure budgets of IKOS’ customers and led to a deferral of purchasing decisions and a decrease in sales to such customers. In addition, since IKOS’ products are used at the verification stage of new semiconductor designs, any decrease in design starts by semiconductor customers would result in lower demand for IKOS’ products and could have an adverse effect on IKOS’ results of operations.

IKOS depends on a limited number of customers for a significant part of its revenues, the loss of any of which could have a material adverse effect on IKOS’ business, results of operation and financial condition.

      During fiscal 2001, 2000 and 1999, sales to IKOS’ top ten customers accounted for approximately 63%, 66% and 60%, respectively, of IKOS’ net revenues. IKOS expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on IKOS’ results of operations.

The failure to continue to grow emulation product revenues would have a material adverse effect on IKOS’ business, financial condition and results of operations.

      Over the past several years IKOS’ sales of simulation products have decreased and its sales of emulation products have increased. As a result, any failure to continue to grow its emulation revenues would have a material adverse effect on IKOS’ business, financial condition and results of operations. Increased emulation sales depend on a number of factors, including:

•	continued increase in demand for complex integrated circuits;

•	IKOS’ ability to effectively integrate its emulation products with other vendors’ IC design tools;

•	the competitiveness of IKOS’ emulation products against emulation products offered by IKOS’ competitors, such as Cadence/ Quickturn Design Systems, Inc. and IKOS’ ability to win new customers for its emulation products; and

•	the capital expenditure budgets of IKOS’ customers, which are influenced by the financial condition of such customers and the overall market for semiconductor products.

      Because the market for hardware verification products is evolving, IKOS cannot be certain that the market for its emulation solutions will continue to expand. Even if such market expands, IKOS cannot be certain that its products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

IKOS’ results of operations could be adversely impacted if IKOS does not continue to develop new products and enhance existing ones.

      Over the past several years, the market for emulation products has evolved substantially, requiring that IKOS develop new, higher gate count emulation products in a timely manner. While IKOS continues to develop new emulation products based on IKOS’ understanding of customer requirements, there can be no assurance that IKOS’ new products, which require a substantial amount of time and resources to develop, will meet customer requirements. In addition, any delays in releasing new products can impact customer acceptance and sales. For instance, IKOS encountered several product related issues with the introduction of its second-generation emulation product, which in turn resulted in delays in releasing such product to its customers and severely impacted financial results for the second half of fiscal 1998. Any failure to meet customer deadlines or requirements could have a material adverse effect on IKOS’ results of operations. From time to time, IKOS may announce new products or technologies that have the potential to replace IKOS’ existing product offerings or cause customers to defer purchases of existing IKOS products. For example, IKOS believes that introduction of its Vstation 15M emulator product has adversely affected sales of its Vstation 5M product. These deferrals of customer purchasing decisions could adversely affect IKOS’ results of operations for any particular quarter. Finally, successfully releasing new emulation products will require IKOS’ successful implementation of new manufacturing processes, effective sales, marketing and customer service efforts and identifying and resolving product performance or quality issues at an early stage. If IKOS encounters delays or difficulties in developing new products or enhancing existing ones, its business, financial condition and results of operations could be materially and adversely affected.

IKOS’ dependence on foreign sales could adversely impact IKOS’ business, results of operations and financial condition.

      IKOS’ international sales, including export sales and foreign operation net revenues, accounted for approximately 26%, 34% and 37% of IKOS’ net revenues in fiscal 2001, 2000 and 1999, respectively. While IKOS attempts to reduce the risk of fluctuation in exchange rates associated with international revenues by selling its products primarily denominated in U.S. dollars, conducting sales overseas entails numerous risks including regional or worldwide economic or political difficulties and changes in foreign currency exchange rates. For example, IKOS pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. Any significant deterioration in foreign economies could have a material adverse effect on IKOS’ sales in such countries. In addition, conducting business in international markets requires compliance with applicable laws and regulations, such as safety and telecommunication laws and regulations of foreign jurisdictions and import duties and quotas, as well as U.S. export control laws.

IKOS’ failure to compete effectively would have a material adverse effect on its business, financial condition and results of operations.

      The EDA industry is constantly evolving and is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements.

      Many of these factors are outside of IKOS’ control and there can be no assurance that IKOS will be able to compete effectively in the future. IKOS specifically targets its products at the emerging portion of the industry relating to complex designs. IKOS currently competes with traditional software verification methodologies, including product offerings sold by Quickturn Design Systems, a unit of Cadence Design Systems, Synopsys and Mentor Graphics. IKOS’ main competition for the sale of emulation systems is Quickturn/ Cadence and Mentor Graphics. IKOS expects competition in the market for verification tools to increase as other companies introduce new products and product enhancements. The risk of competition is exacerbated because of the long product lives and substantial expense of emulation products. In particular, if IKOS fails to make a sale to a customer, such customer is unlikely to seek a new emulation system for an extended period of time.

      Many of IKOS’ competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than IKOS. In addition, many of these competitors and potential competitors have established relationships with current and potential IKOS customers and offer a broader and more comprehensive product line. Moreover, IKOS competes with a number of smaller companies, including Axis Systems, which can quickly gain market share. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect IKOS’ business, financial condition and results of operations.

Any failure to obtain sufficient quantities of crucial components will adversely impact IKOS’ business, results of operations and financial condition.

      IKOS uses certain key components in its products that are presently available from sole or limited sources. For example, IKOS’ purchases FPGA’s and other components of its verification systems from only two suppliers. IKOS generally purchases these components, including semiconductor memories used in IKOS’ verification hardware, pursuant to purchase orders placed from time to time in the ordinary course of business. IKOS has no supply arrangements with any of its suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex. IKOS’ reliance on the suppliers of these components exposes IKOS to production difficulties and quality variations these suppliers may experience. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect IKOS’ operating results.

Any claim of intellectual property infringement against IKOS could have a material adverse effect on its business.

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

•	IKOS could be forced to pay damages to a party claiming infringement;

•	IKOS’ could lose its proprietary rights;

•	IKOS could become subject to significant liabilities;

•	an adverse judgment could require IKOS to seek licenses from third parties, and such licenses may not be available on terms acceptable to IKOS, if at all;

•	an adverse judgement could prevent IKOS from licensing its technology; and

•	IKOS could be forced to redesign challenged technology, which, even if possible, could be time-consuming and costly.

      Infringement of intellectual property claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm IKOS’ business, operating results, and financial condition.

A judgment adverse to IKOS in its ongoing litigation with Axis Systems, Inc. could harm IKOS’ business.

      On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware that alleges infringement by Axis of four patents relating to IKOS’ Virtual Wires technology. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus its efforts and to simplify the issues for trial. IKOS is seeking both injunctive relief and monetary damages. On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California alleging infringement by IKOS of Axis’ patent titled a “Simulation/ Emulation System and Method,” U.S. Patent No 6,009,256. Axis is seeking both injunctive relief and monetary damages. IKOS believes Axis’ claims are without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there is no assurance that IKOS will prevail in either case. A failure to prevail in either case could result in IKOS being required to redesign certain parts of its products or pay damages, which could adversely affect future sales. In addition, such a failure to prevail would allow Axis to continue to compete against IKOS.

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

Uncertainty regarding the outcome of Mentor’s offer and/or completion of the merger with Synopsys may affect IKOS’ stock price and future business and operations.

      On July 2, 2001, IKOS entered into a merger agreement with Synopsys. Under the terms of the merger agreement, subject to various conditions, all outstanding shares of IKOS will be exchanged for outstanding shares of Synopsys. On December 7, 2001, Mentor commenced an unsolicited tender offer to acquire all of IKOS’ outstanding shares. The uncertainty as to the outcome of the two proposed transactions may distract management from attention to execution of its revenue plan and could have an adverse effect on employee retention and on supplier and customer relationships. These effects in turn could adversely impact IKOS’ ability to satisfy the financial performance and employee retention conditions in the merger.

      In addition, if neither the merger nor the tender offer is consummated, IKOS may be subject to a number of material risks, including the following:

•	IKOS’ relationships with customers and suppliers may be adversely affected;

•	The perception of IKOS as a viable independent company may be damaged;

•	The price of IKOS’ common stock may decline to the extent that the current market price reflects a market assumption that either the merger or the tender offer will be completed;

•	IKOS may be required to pay Synopsys a termination fee of up to $5,500,000 if the merger agreement is terminated under certain circumstances;

•	The possibility that Synopsys may become a competitor of IKOS;

•	IKOS’ costs related to the merger and the tender offer, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

•	IKOS would face risks of operating as a stand-alone company or finding another merger partner or acquirer, with no assurance that IKOS would be successful as a stand-alone company or find another merger partner or acquirer or be able to complete an alternative merger or sale of the company on terms as favorable to IKOS and its stockholders as the merger and the tender offer.

Events occurring in the period between execution of the merger agreement and the closing of the merger could harm IKOS’ business and impair IKOS’ ability to meet the financial and employee retention conditions to the merger.

      The merger with Synopsys is not expected to close until August 2002. Prior to the closing of the merger, customers and suppliers may defer or cancel pending purchases, delay purchasing decisions, or decline to make future purchases from IKOS. The pre-closing period could also adversely affect IKOS’ ability to attract, retain and motivate key technical, management and sales personnel. In addition, the merger agreement contains customary interim covenants that restrict IKOS’ ability to take specified actions during the pre-closing period without Synopsys’ consent. Since the signing of the merger agreement, economic conditions have continued to deteriorate significantly; the worsening economic conditions may require IKOS at some time during the pre-closing period to take actions outside the ordinary course of business to preserve or promote its business not anticipated at the date of signing of the merger agreement and which would require the consent of Synopsys. IKOS cannot assure you that Synopsys would give its consent to any such proposed actions. The occurrence of any of these events could adversely affect IKOS’ ability to meet the closing conditions contained in the merger agreement, including conditions relating to IKOS’ financial performance and the retention of IKOS employees. If these closing conditions are not met, Synopsys will not be required to effect the merger.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      As of September 29, 2001, IKOS’ investment portfolio consists of money market funds, corporate-backed debt obligations and mortgaged-backed government obligations generally due within one year. IKOS’ primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with IKOS’ investment policy, IKOS places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate $6,891,000 and have an average interest rate of approximately 4.50%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of IKOS to hold these investments until maturity, IKOS believes that if a significant change in interest rates were to occur, it would not have a material effect on IKOS’ financial condition, although there can be no assurance of this.

      In addition to its cash equivalents and short-term investments, IKOS enters into derivative financial instruments such as forward exchange contracts to limit the exposure to receivables denominated in Japanese yen against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign contracts for speculative or trading purposes. As of September 29, 2001, the notional amount of our forward contracts was approximately $892,000. A +/- 10% movement in the levels of foreign currency exchange rates would result in an increase in the fair value of our forward contracts by approximately $83,000 or a decrease in fair value of our forward contracts by approximately $101,000, respectively. The quantification of exposure to the market risk associated with foreign financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated receivables.

Item 8.     Financial Statements and Supplementary Data

      IKOS’ Financial Statements and Schedules, and the report of the independent auditors appear on pages F-1 through F-21 and S-1 of this Form 10-K.

      IKOS’ Supplementary Data — Unaudited Selected Quarterly Financial Data appears on F-18 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to the directors of IKOS is incorporated herein by reference to the definitive proxy statement. Information with respect to executive officers of IKOS is contained in Part I of this report.

      The information required by this Item with respect to compliance with Section 16(a) of Securities Exchange Act of 1934 is incorporated by reference to the information set forth in the definitive proxy statement.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the section captioned “EXECUTIVE COMPENSATION AND OTHER MATTERS” contained in the proxy statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the section captioned “GENERAL INFORMATION — Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Not applicable.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial documents of the Registrant are filed as part of this report:

      (1) Financial Statements:

      (2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto which are included herein.

      (3) Exhibits:

           See Index to Exhibits beginning on Page 24 of this report.

(b) Reports on Form 8-K

      Form 8-K/ A filed on August 9, 2001 regarding Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKOS SYSTEMS, INC.

/s/ RAMON NUÑEZ

Ramon Nuñez,
Chief Executive Officer, President and Director

December 28, 2001

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

Signature	Title	Date

/s/ RAMON NUÑEZ (Ramon Nuñez)	Chief Executive Officer, President and Director	December 28, 2001
/s/ GERALD S. CASILLI (Gerald S. Casilli)	Chairman of the Board	December 28, 2001
/s/ JOSEPH W. ROCKOM (Joseph W. Rockom)	Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer) and Secretary	December 28, 2001
/s/ JAMES R. OYLER (James R. Oyler)	Director	December 28, 2001
/s/ GLENN E. PENISTEN (Glenn E. Penisten)	Director	December 28, 2001
/s/ JACKSON HU (Jackson Hu)	Director	December 28, 2001
/s/ WILLIAM STEVENS (William Stevens)	Director	December 28, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization among IKOS, VMW Acquisition Corporation and VMW dated May 14, 1996 (Incorporated by reference to Exhibit 2.1 of IKOS’ registration statement on Form S-3 filed on June 26, 1996).
2.2	Technology Purchase Agreement dated May 12, 1998 by and between IKOS and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of IKOS’ Current Report on Form 8-K filed May 20, 1998).
2.3	Agreement and Plan of Merger and Reorganization by and among Synopsys, Inc., Oak Merger Corporation and IKOS Systems, Inc. dated as of July 2, 2001, as amended August 1, 2001 (Incorporated by reference to Exhibit 2.3 of IKOS’ Report on Form 10-Q filed August 14, 2001)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
3.2	Certificate of Amendment of Certificate of Incorporation filed May 5, 1994 (Incorporated by reference to Exhibit 4.2 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
3.3	Certificate of Amendment of Certificate of Incorporation filed April 24, 1995 (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
3.4	Certificate of Amendment of Certificate of Incorporation filed February 3, 1997 (Incorporated by reference to Exhibit 3.4 of IKOS’ quarterly report on Form 10-Q filed on May 12, 1997).
3.5	By laws (Incorporated by reference to Exhibit 3.2 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
3.6	Amendment to Bylaws (incorporated by reference to Exhibit 7 to IKOS’ Form 8-A12G/A filed on February 3, 1999).
4.1	Rights Agreement dated as of January 27, 1992 between IKOS and Manufacturers Hanover Trust Company of California, Rights Agent. (Incorporated by reference to Exhibit (C)1, in IKOS’ report on Form 8-K filed February 10, 1992).
4.2	IKOS’ Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of IKOS’ report on Form 8-K/A filed February 3, 1999).
4.3	Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001 (Incorporated by reference to Exhibit 4.2 of IKOS’ Form 8-K/A filed on August 9, 2001.
10.1	Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
10.2	1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
10.3	OEM Software License Agreement between CAD Language Systems, Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit 10.18 of IKOS’ Annual Report for the year ended September 28, 1991).
10.4	Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended January 1, 1994).
10.5	Agreement dated June 2, 1994, by and between IKOS and Gerald S. Casilli (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.6	Agreement dated June 2, 1994, by and between IKOS and Daniel R. Hafeman (Incorporated by reference to Exhibit 10.19 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.7	Agreement dated June 2, 1994, by and between IKOS and Ramon A. Nuñez (Incorporated by reference to Exhibit 10.22 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).

Exhibit
Number	Description

10.8	Agreement dated June 2, 1994, by and between IKOS and Joseph W. Rockom (Incorporated by reference to Exhibit 10.23 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.9	IKOS’ 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
10.10	Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and IKOS dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q filed on February 12, 1996).
10.11	Amended and Restated Employment Agreement dated August 1, 1995 by and between IKOS and Ramon Nuñez (Incorporated by reference to Exhibit 10.21 of IKOS’ quarterly report on Form 10-Q filed on February 12, 1996).
10.12	Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and IKOS (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q filed on August 13, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.
10.13	IKOS’ 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of IKOS’ Quarterly Report on Form 10-Q filed on May 11, 1998).
10.14	IKOS’ 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.22 of IKOS’ Quarterly Report on Form 10-Q filed on May 11, 1998).
10.15	Agreement dated April 11, 1997, by and between IKOS and Robert Hum (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by IKOS on August 16, 1999).
10.16	Agreement dated February 2, 1999, by and between IKOS and Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of IKOS’ quarterly report on Form 10-Q filed on August 16, 1999).
10.17	Agreement dated February 3, 1999, by and between IKOS and Nader Fathi (Incorporated by reference to Exhibit 10.26 of IKOS’ quarterly report on Form 10-Q filed on August 16, 1999).
10.18	Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank — California. (Incorporated by reference to Exhibit 10.27 of IKOS’ quarterly report on Form 10-Q filed on August 14, 2000).
10.19	Lease Agreement for IKOS’ principal facility dated January 14, 2000, by and between IKOS and Pepper Lane — Great Oaks, LLC. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K filed on December 21, 2000).
10.20	Lease Agreement for IKOS’ Waltham Research and Development facility dated July 28, 2000 by and between IKOS and LGP Limited Partnership. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K filed on December 21, 2000).
10.21	Modification to Revolving Credit and Security Agreement dated March 27, 2001 by and between IKOS Systems, Inc. Comerica Bank. (Incorporated by reference to Exhibit 10.21 of IKOS quarterly report on Form 10-Q filed on August 14, 2001).
10.22	Amendment Number One to Agreement dated February 2, 1999 by and between IKOS and Thomas N. Gardner, dated June 26, 2001
10.23	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Dan Hafeman, dated June 26, 2001
10.24	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Ramon Nuñez, dated June 26, 2001
10.25	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Joseph Rockom, dated June 26, 2001
10.26	Amendment Number One to Agreement dated February 3, 1999 between IKOS Systems, Inc. and Nader Fathi, dated June 26, 2001
10.27	First Amendment and Settlement Agreement effective October 1, 2001 by and between IKOS Systems, Inc. and Massachusetts Institute of Technology.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (Included on page 23 of this report).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

IKOS Systems, Inc.

      We have audited the accompanying consolidated balance sheets of IKOS Systems, Inc., as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IKOS Systems, Inc., at September 29, 2001 and September 30, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Jose, California

October 29, 2001, except for the last six paragraphs of Note 11, as to which the date is December 14, 2001, and the last
paragraph of Note 12 as to which the date is December 7, 2001.

IKOS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 29,	September 30,
	2001	2000

	(In thousands, except per-share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,613	$12,032
Short-term investments	4,977	7,771
Accounts receivable (net of allowances for doubtful accounts of $927 and $645, respectively)	9,878	19,716
Inventories	7,700	3,997
Income tax receivable	2,900	—
Prepaid expenses and other assets	641	578

Total current assets	36,709	44,094
Equipment and leasehold improvements
Office and evaluation equipment	6,339	6,782
Machinery and equipment	7,572	11,487
Leasehold improvements	3,797	2,640

	17,708	20,909
Less allowances for depreciation and amortization	(10,076)	(14,534)

	7,632	6,375
Intangible assets (net of amortization of $1,092 and $924, respectively)	715	883
Other assets	1,227	653

	$46,283	$52,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,500	$1,809
Accounts payable	5,958	5,446
Accrued payroll and related expenses	2,491	3,549
Accrued commissions	705	2,094
Income taxes payable	730	3,252
Other accrued liabilities	3,249	2,511
Deferred revenues	7,757	8,388

Total current liabilities	23,390	27,049
Deferred rent	581	92
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 50,000 shares authorized, 9,225 and 8,797 shares issued and 9,225 and 8,778 outstanding, respectively	92	88
Additional paid-in capital	59,767	57,791
Treasury stock, at cost, no shares in treasury in 2001 and 19 in 2000	—	(126)
Accumulated adjustments to comprehensive income (loss)	(895)	(842)
Accumulated deficit	(36,652)	(32,047)

Total stockholders’ equity	22,312	24,864

	$46,283	$52,005

See Accompanying Notes.

IKOS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

	(In thousands, except per share amounts)
Net revenues
Product	$39,264	$54,652	$41,258
Maintenance	21,805	18,144	15,075

Total net revenues	61,069	72,796	56,333
Cost of revenues
Product	11,977	11,545	9,578
Maintenance	4,363	4,486	4,200

Total cost of revenues	16,340	16,031	13,778

Gross profit	44,729	56,765	42,555
Operating expenses:
Research and development	17,191	15,912	13,443
Sales and marketing	26,433	24,913	21,822
General and administration	9,354	5,311	4,267
Amortization of intangibles assets	168	209	412

Total operating expenses	53,146	46,345	39,944

Income (loss) from operations	(8,417)	10,420	2,611
Interest income and other, net:
Interest income, net	748	618	495
Other income	1,054	—	—

Interest income and other, net	1,802	618	495
Income (loss) before (benefit) provision for income taxes	(6,615)	11,038	3,106
(Benefit) provision for income taxes	(2,010)	2,750	650

Net income (loss)	$(4,605)	$8,288	$2,456

Earnings (loss) per share:
Basic net income (loss)	$(0.51)	$0.97	$0.30

Common and common equivalent shares used in computing basic per share amounts	8,981	8,563	8,306

Diluted net income (loss)	$(0.51)	$0.84	$0.27

Common and common equivalent shares used in computing diluted per share amounts	8,981	9,836	9,140

See Accompanying Notes.

IKOS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
		Common Stock		Additional	Treasury Stock		Adjustments to		Total
	Comprehensive			Paid-in			Comprehensive	Accumulated	Stockholders’
	Income	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

	(In thousands)
Balance at October 3, 1998	—	8,797	$87	$58,775	(436)	$(3,144)	$(314)	$(42,791)	$12,613
Net issuance of stock under employee stock plans	—	—	1	(463)	170	1,015	—	—	553
Acquisition of treasury stock	—	—	—	—	(130)	(407)	—	—	(407)
Net loss	$2,456	—	—	—	—	—	—	2,456	2,456
Net translation losses	(184)	—	—	—	—	—	(184)	—	(184)

Total comprehensive income	$2,272

Balance at October 2, 1999	—	8,797	88	58,312	(396)	(2,536)	(498)	(40,335)	15,031
Net issuance of stock under employee stock plans	—	—	—	(521)	377	2,410	—	—	1,889
Net loss	$8,288	—	—	—	—	—	—	8,288	8,288
Net translation losses	(344)	—	—	—	—	—	(344)	—	(344)

Total comprehensive income	$7,944

Balance at September 30, 2000	—	8,797	88	57,791	(19)	(126)	(842)	(32,047)	24,864
Net issuance of stock under employee stock plans	—	428	4	1,976	19	126	—	—	2,106
Net loss	$(4,605)	—	—	—	—	—	—	(4,605)	(4,605)
Net translation losses	(53)	—	—	—	—	—	(53)	—	(53)

Total comprehensive loss	$(4,658)

Balance at September 29, 2001		9,225	$92	$59,767	—	—	$(895)	$(36,652)	$22,312

See Accompanying Notes.

IKOS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash and cash equivalents

	Fiscal Years Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

	(In thousands)
Operating activities:
Net income (loss)	$(4,605)	$8,288	$2,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,453	3,688	2,903
Loss on disposal of fixed assets	86	—	—
Deferred rent	489	28	(92)
Changes in operating assets and liabilities:
Accounts receivable	9,838	(9,167)	(4,516)
Inventories	(3,703)	(542)	361
Income tax receivable	(2,900)	—	—
Prepaid expenses and other current assets	(63)	(143)	101
Other assets	(574)	(44)	(213)
Accounts payable	512	1,683	(1,026)
Accrued payroll and related expenses	(1,058)	840	855
Accrued commissions	(1,389)	1,042	251
Income taxes payable	(2,522)	2,233	(166)
Other accrued liabilities	738	(250)	(1,535)
Deferred revenues	(631)	3,051	(2,259)

Net cash provided by (used in) operating activities	(2,329)	10,707	(2,880)
Investing activities:
Purchases of equipment and leasehold improvements	(4,628)	(4,792)	(2,230)
Purchases of short-term investments	(14,640)	(8,744)	(4,465)
Maturities of short-term investments	17,434	3,843	9,112

Net cash provided by (used in) investing activities	(1,834)	(9,693)	2,417
Financing activities:
Principal payments on short-term borrowings	(1,809)	—	—
Proceeds on short-term borrowings	2,500	1,809	—
Net sale of common stock	2,106	1,889	553
Acquisition of treasury stock	—	—	(407)

Net cash provided by financing activities	2,797	3,698	146
Effect of exchange rate fluctuations on cash and cash equivalents	(53)	(344)	(184)

Increase (decrease) in cash and cash equivalents	(1,419)	4,368	(501)
Cash and cash equivalents at beginning of period	12,032	7,664	8,165

Cash and cash equivalents at end of period	$10,613	$12,032	$7,664

Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$3,393	$322	$817
Supplemental disclosure of noncash financing activity:
Proceeds from bank under credit lines for purchase of leasehold improvements	—	$1,809	—

See Accompanying Notes.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2001

1.     Nature of Operations and Summary of Significant Accounting Policies

      Nature of operations. The Company develops, manufactures, markets and supports verification systems for integrated circuit designs. The Company’s strategy is to serve the needs of a growing universe of IC designers for fast, accurate verification of complex IC designs through its family of hardware simulation and emulation systems. The Company performs final assembly and test of all of its products in its San Jose, California facility and utilizes third parties for all major subassembly manufacturing. Certain key components used in the Company’s products are presently available from sole or limited sources. The Company is dependent upon these suppliers to provide these components on a timely basis. The Company sells its products to a broad range of customers in the communications, multimedia/graphics, semiconductor, computer, aerospace and consumer electronics industries.

      Basis of presentation. The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

      Fiscal year. The Company is on a 52-53 week fiscal year. Accordingly, September 29, 2001, September 30, 2000 and October 2, 1999 are the fiscal year-ends for 2001, 2000 and 1999, respectively. Fiscal 2001, 2000 and 1999 were 52 week fiscal years.

      Cash Equivalents and Short-Term Investments. All liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents and are stated at cost, which approximates their fair market value. At September 29, 2001, cash equivalents consisted of money market funds, certificates of deposits and U.S. corporate overnight securities. Short-term investments are stated at cost, which approximates fair market value, and consist primarily of U.S. corporate-backed securities and mortgage-backed government obligations all due within one year. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent of amounts recorded on the balance sheet.

      Under Statements of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities, debt securities that the Company has both positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as part of equity while unrealized holding gains and losses on securities classified as trading are reported in earnings. At September 29, 2001, all securities are designated as held to maturity.

      The fair values for marketable debt securities are based on quoted market prices. The fair value of marketable securities is substantially equal to their carrying values as of September 29, 2001 and September 30, 2000.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of held-to-maturity securities at September 29, 2001 and September 30, 2000 (in thousands):

	September 29,	September 30,
	2001	2000

U.S. Treasury Securities	$—	$2,060
U.S. Corporate Securities	5,874	6,804
Mortgage-Backed Securities	1,017	4,026

	$6,891	$12,890

Amounts included in short-term investments	$4,977	$7,771

Amounts included in cash and cash equivalents	$1,914	$5,119

      Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value). Inventories consist of the following (in thousands):

	September 29,	September 30,
	2001	2000

Raw materials	$681	$951
Work-in-process	4,004	1,386
Finished goods	3,015	1,660

	$7,700	$3,997

      Equipment and Leasehold Improvements. Equipment and leasehold improvements are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful life (generally two to five years) of the related asset, or in the case of leasehold improvements, the term of the lease, if shorter.

      Goodwill, Software Development Costs and Other Long-Lived Assets. The Company periodically reviews and evaluates its recorded goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such an impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. There were no write-downs of intangible assets or long-lived assets in fiscal 2001, 2000 or 1999.

      The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value considerations in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life of two years or the ratio of current revenue to the total of current and anticipated future revenues, whichever is greater. For each of the three fiscal years in the period ended September 29, 2001 capitalizable costs were insignificant and thus charged to research and development expenses for the respective periods in the accompanying financial statements.

      Revenue. The Company changed its revenue recognition policy effective October 1, 2000 based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” (see Impact of Recently Issued Accounting Standards). Revenue is derived primarily from the sale of products and product maintenance and to a lessor degree rental of products. The Company also derives revenue from delivery of professional services, including consulting and training. The Company sells its

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and services primarily through its direct sales organization. In those instances where the Company sells product through distributors, the distributors do not hold inventory.

      Product revenue is recognized when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered; and

•	collection of a fixed or determinable fee is considered reasonably assured.

      Product revenue is recognized upon delivery unless customer specific acceptance provisions exist, in which case revenue is recognized upon the customer’s acceptance of all provisions. Due to customary business practices in Japan, revenue relating to Japanese customers is recognized upon formal written acceptance. Product maintenance revenue is recognized ratably over the duration of the related contracts. Professional services revenue is recognized as the services are performed. In arrangements that include product sales and maintenance and/or professional services (“multiple elements”), the Company allocates and defers revenue for the undelivered elements based on objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue in accordance with Statement of Position (SOP) 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as provided for under SAB 101, Revenue Recognition in Financial Statements.

      Warranty. The Company warrants products sold to customers for ninety days from shipment and such warranty covers repairs or replacement due to defects in the delivered product. A provision for the estimated future cost of warranty is recorded upon the recognition of revenue.

      Employee Stock Plans. The Company accounts for its employee stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board’s Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In addition the Company applies the provisions of Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, where applicable. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard No. 123 Accounting for Stock Based Compensation.

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

      Translation of Foreign Currencies. For foreign operations with the local currency as the functional currency, the translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The gains or losses resulting from translation are included in accumulated other comprehensive income (loss) in the accompanying balance sheets. The Company also recognizes foreign currency transaction gains and losses from its international operations. Such gains or losses are charged to operations and have been immaterial to the Company’s operating results.

      Derivative Financial Instruments. Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), requires companies to recognize all of their derivative financial instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative financial

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company enters into derivative financial instruments such as forward exchange contracts to limit the exposure to receivables denominated in Japanese yen against fluctuations in exchange rates until such receivables are collected. The notional amount of contracts outstanding at September 29, 2001 was approximately $892,000. The Company does not enter into forward foreign contracts for speculative or trading purposes. In addition, the fair value of these contracts is not significant to the Company’s financial position or results of operations. The Company has elected not to use hedge accounting and, therefore, has not designated these forward exchange contracts as hedging instruments under SFAS No. 133. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of the change in the fair value of the derivative instrument.

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

	Fiscal Years Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

Basic Earnings (Loss) Per Share:
Net income (loss)	$(4,605)	$8,288	$2,456

Weighted-average common shares outstanding	8,981	8,563	8,306

Basic net income (loss) per share	$(0.51)	$0.97	$0.30

Dilutive Earnings (Loss) Per Share:
Net income (loss)	$(4,605)	$8,288	$2,456

Weighted-average common shares outstanding	8,981	8,563	8,306
Common equivalent shares attributable to options (treasury stock method)	—	1,273	834

Total weighted-average common shares outstanding	8,981	9,836	9,140

Dilutive net income (loss) per share	$(0.51)	$0.84	$0.27

      Outstanding options and warrants to purchase approximately 735,000, 68,000 and 214,000 shares, for the fiscal years 2001, 2000 and 1999, respectively, were not included in the treasury stock calculation to derive diluted net income (loss) per share as their inclusion would have had an anti-dilutive effect.

      Impact of Recently Issued Accounting Standards. During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 101 did not result in a cumulative effect adjustment as of September 30, 2000, however, the Company has revised the first three fiscal quarters of fiscal 2001 to reflect the provisions of SAB No. 101, as if applied as of October 1, 2000.

      In July 2001, the FASB issued SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards become effective for fiscal years beginning after December 15, 2001.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IKOS intends to early adopt these standards, such that beginning in the first quarter of 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. As of September 29, 2001, IKOS had a net balance of $715,000 of goodwill. The adoption of SFAS No. 141 is expected to reduce IKOS’ amortization of intangibles for fiscal 2002 by approximately $168,000. During fiscal 2002, IKOS will perform the first of the required impairment tests of goodwill. This test is not expected to have a material effect on IKOS’ results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on IKOS’ financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted SFAS No. 133 as of October 1, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company’s results of operations or financial position.

2.     Acquisition

      In May 1998, the Company acquired certain technology and research and development expertise from Interra, Inc. and its affiliate, Delsoft India Pvt. Limited. The purchase price paid, including costs of the transaction, was approximately $9,040,000. All amounts due under this purchase agreement have been paid. During 1998, the Company recorded a charge of approximately $7,600,000 related to the acquired technology to in-process research and development. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development of the technology, and thereby achieving technological feasibility, and the risks related to the viability of and potential changes in future target markets. The underlying technology had no alternative use (in other research and development projects or otherwise) since the technology was acquired for the sole purpose of developing simulation and emulation products. In connection with the technology acquisition, the Company recorded an asset approximately $1,400,000 for the acquired workforce and other intangibles, which were to be amortized over 8 years. As of September 29, 2001, approximately $715,000 remains on the balance sheet and will be reviewed periodically for impairment.

3.     Borrowing Arrangements

      In March 2000, the Company negotiated a $3,000,000 working capital line of credit and $1,500,000 equipment line of credit with its bank. The agreement expired in March of 2001 whereby a new $5,000,000 working capital line was negotiated to replace the existing line. The new line expires on March 31, 2002 and is renewable at the option of both parties. The lines are collateralized by the assets of the Company. Any borrowings under the line of credit bear interest at the prime rate or 6.0% at September 29, 2001. At September 29, 2001, the total amount utilized under the lines was approximately $4,000,000. Of the total amount utilized, approximately $1,500,000 of the working capital line is reserved as collateral against certain letter of credit arrangements the Company has with its landlords and approximately $2,500,000 was utilized to fund working capital requirements. The Company is currently in violation of certain of its financial covenants and as such the outstanding balance is subject to call by the bank at its option. Accordingly, the remaining

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,000,000 established under the line of credit is not currently available. The Company is currently renegotiating with the bank to obtain a waiver and to revise certain covenants.

4.     Operating Leases

      During fiscal 2001, the Company moved into its new headquarters. The new building lease is a ten-year lease and is scheduled to expire in December 2010. The Company has the option to renew this building lease at its principal offices for up to an additional ten years, at approximately the fair market value at the time of renewal. The Company has other building leases which expire at various times.

      Rent expense approximated $3,960,000, $1,961,885 and $1,632,000, in fiscal 2001, 2000 and 1999, respectively.

      Future minimum payments under non cancelable operating leases exclusive of sub-lease income at September 29, 2001 are as follows (in thousands):

Fiscal Year	Amount

2002	$3,228
2003	3,111
2004	3,364
2005	3,314
2006	3,402
2007 and thereafter	13,843

Total	$30,262

      In connection with the leasing of the new headquarters, IKOS subleased approximately 30,000 square feet. Rents associated with the sublease amounted to approximately $829,000 at September 29, 2001 and is included with interest and other income in the Statement of Operations. Subsequent to September 29, 2001, the sub lessee executed a buyout of the sublease and IKOS recorded approximately $3,000,000 of other income associated with the buyout.

5.     Stockholders’ Equity

      Preferred Stock Purchase Rights Plan. The Company has a Preferred Stock Purchase Rights Plan (the “Rights Plan”), which provides existing shareholders with the right to purchase  1/100 preferred share for each common share held in the event of certain changes in the Company’s ownership. The Rights Plan may serve as a deterrent to takeover tactics, which are not in the best interests of shareholders. Of the 10,000,000 preferred shares authorized, the Board of Directors of the Company has designated 500,000 shares as Series G Preferred Stock, $0.01 par value per share, and has reserved such shares for issuance pursuant to the Company’s Rights Plan. On July 2, 2001, the Rights Plan was amended to waive its enforcement in connection with the proposed merger agreement with Synopsys. See Note 12.

      Stock Repurchase. During fiscal 1998, the Company announced its intention to repurchase up to 1,000,000 shares of its outstanding common stock on the open market. Through September 29, 2001, the Company had repurchased 516,500 shares at a weighted-average per share price of $5.96. All shares repurchased under the Stock Repurchase plan were subsequently issued under the Company Stock Option and Stock Purchase agreements. In connection with proposed merger agreement with Synopsys, the Company is restricted from changing its capitalization structure and thus no additional shares can be repurchased. See Note 12.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Option Plans. In 1988, the Company established a Stock Option Plan (the Plan) which provides for the granting of options to employees or directors to purchase shares of the Company’s common stock. During fiscal 1996, the Company replaced the 1988 Stock Option Plan by establishing the 1995 Stock Option Plan (the “1995 Plan”). The terms of the 1995 Plan are similar to the 1988 Plan. Any shares remaining available for grant under the 1988 Plan were converted to the 1995 Plan, and an additional 750,000 shares were reserved for future grants under the 1995 Plan. In connection with its 1997 Annual Shareholders meeting, the Company obtained approval whereby on the first day of each fiscal year of the Company beginning after October 4, 1998, the maximum aggregate number of shares of common stock issuable under the Company’s 1995 plan will increase automatically by that number of shares of common stock of the Company equal to 4.9% of the number of shares of the Company issued and outstanding on the last day of the preceding fiscal year. During fiscal 1999, 2000 and 2001 an additional 410,000, 412,000 and 430,000, shares were reserved for future grants under the 1995 Plan, respectively.

      The following table summarizes the activity for the stock option plans (in thousands, except per share data):

	Options and Rights Outstanding

	Number	Aggregate	Price
	of Shares	Exercise Price	Per Share

	(In thousands, except per share data)
Balance at October 3, 1998	1,921	$7,857	$0.850-28.375
Granted	777	2,863	1.406-11.000
Exercised	(29)	(59)	0.850-9.125
Forfeitures	(260)	(1,111)	1.438-28.375

Balance at October 2, 1999	2,409	9,550	0.850-25.00
Granted	589	5,565	7.375-14.938
Exercised	(226)	(849)	0.850-9.6875
Forfeitures	(250)	(1,227)	1.438-10.875

Balance at September 30, 2000	2,522	13,039	0.850-25.00
Granted	1,006	11,015	6.900-15.438
Exercised	(304)	(1,040)	3.140-16.000
Forfeitures	(94)	(930)	1.750-15.250

Balance at September 29, 2001	3,130	$22,084	$0.850-25.000

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at September 29, 2001:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of	at September 29,	Life	Exercise	at September 29,	Exercise
Exercise Prices	2001	(Years)	Price	2001	Price

$0.8500-$1.7500	198,478	6.91	$1.73	8,484	$1.46
$1.7813-$1.7813	339,492	6.95	1.78	339,492	1.78
$1.8125-$3.9063	322,356	5.76	3.11	280,830	3.04
$4.1250-$5.3750	245,052	6.87	4.75	155,866	4.69
$5.5000-$5.7500	394,718	6.12	5.74	372,979	5.74
$6.0000-$7.7500	332,205	8.04	7.39	149,126	7.49
$7.8750-$9.6875	440,831	8.64	9.11	111,600	9.43
$9.8000-$11.9375	213,450	8.80	10.71	48,809	10.47
$12.0000-$12.0000	533,114	9.06	12.00	114,303	12.00
$12.1875-$25.0000	109,763	8.71	14.07	30,841	15.14

$0.8500-$25.0000	3,129,459	7.61	$7.06	1,612,330	$5.50

      Exercisable options were approximately 1,612,000, 1,030,000 and 745,000 at fiscal year end for 2001, 2000 and 1999, respectively. At September 29, 2001, there were no shares that were exercised and subject to repurchase.

      Vesting provisions with respect to the Stock Option Plans are determined by the Board of Directors at the date of grant. Generally, shares issued pursuant to the Plan vest at 12 1/2% upon an employee’s six-month employment date and ratably thereafter in monthly installments over three and one-half years.

      Included in the table above are options to purchase approximately 73,000 shares of common stock, which were granted outside of the Plans during fiscal 1995. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the Plan. At September 29, 2001, options to purchase approximately 8,000 shares of common stock remain outstanding that were granted outside of the Plans.

      Also included in the table above are options to purchase approximately 400,000 shares of common stock which were available for grant outside of the Plans during fiscal 2001. 383,700 were granted from this total during fiscal 2001. These options were granted to various employees and have rights and vesting provisions which are the same as those granted pursuant to the Plan. At September 29, 2001, options to purchase approximately 362,000 shares of common stock remain outstanding that were granted outside of the Plans.

      Total shares reserved for grant under option plans total 5,024,000 (excluding options subject to grant under the 1995 Outside Directors Stock Option Plan), of which approximately 4,935,000 shares were granted, leaving approximately 89,000 shares available for grant at September 29, 2001 prior to the automatic replenishment noted above.

      The Company has reserved 3,099,000 shares of common stock for future issuance under the stock option plans for outstanding options and options available for grant at September 29, 2001 and for future issuance of shares granted outside of the option plans.

      1995 Outside Directors Stock Plan. Under its 1995 Directors Stock Option Plan (the “Directors Plan”), the Company has established an option pool of 200,000 shares for granting to outside directors. The Company

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has reserved 200,000 shares of common stock for issuance under the plan. As of September 29, 2001, approximately 176,000 shares had been granted to Directors, no shares had been exercised and 18,000 shares had been canceled. As of September 29, 2001 options to purchase 158,000 shares are outstanding and are included in the table presented above.

      1996 Stock Purchase Plan. In fiscal 1996, the 1996 Employee Stock Purchase Plan (ESPP) was approved and shares of common stock were reserved for issuance under this plan. The ESPP provides that substantially all employees may purchase stock at 85% of the lower price on either the first or last day of the six-month offering period via a payroll deduction plan.. Through September 29, 2001, approximately 616,000 shares have been issued under this plan and approximately 434,000 remain available under the ESPP. A summary of stock purchased under the plan is shown below (in thousands, except employee participants).

	2001	2000	1999

Aggregate purchase price	$1,066,000	$1,039,000	$470,000
Shares purchased	143,935	149,787	141,216
Employee participants	127	134	123

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

	Options			ESPP

	Fiscal			Fiscal

	2001	2000	1999	2001	2000	1999

Expected life (years)	3.94	3.49	3.40	0.5	0.5	0.5
Expected stock price volatility	80.66%	83.47%	81.28%	86.17%	82.31%	88.62%
Risk-free interest rate	5.22%	6.22%	4.95%	5.39%	6.19%	4.95%

      For pro forma purposes, the estimated fair value of the Company’s stock based awards to employees is amortized over the options’ vesting period (for options) and the six month purchase period (for stock purchased under the ESPP). The weighted-average fair value of stock options and employee stock purchase rights granted during fiscal 2001 was $6.68 and $4.51 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during fiscal 2000 was $5.64 and $2.97 per share, respectively. The weighted-average fair value of stock options and employee stock purchase rights granted during fiscal 1999 was $2.24 and $1.57 per share, respectively.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information follows (in thousands, except per share amounts):

	Fiscal

	2001	2000	1999

Net income (loss) — as reported	$(4,605)	$8,288	$2,456
Net income (loss) — pro forma	(8,465)	6,389	123
Diluted net income (loss) per share — as reported	(0.51)	0.84	0.27
Diluted net income (loss) per share — pro forma	$(0.94)	$0.65	$0.01

6.     Employee Savings and Investment Plan

      The Company offers all of its employees the opportunity to participate in its 401(k) savings and investment plan. The amended plan allows for the Company to make matching contributions based on an employee’s elective deferrals. For fiscal 2001, the matching contributions could not exceed $1,800 per employee, and for the three fiscal years ended September 29, 2001, the matching contributions were approximately $314,000, $317,000 and $290,000, respectively.

7.     Income Taxes

      The tax provision (benefit) consists of the following (in thousands):

	Fiscal Year Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

Federal:
Current	$(2,171)	$2,210	$110
Deferred	—	—	—

	(2,171)	2,210	110
State:
Current	—	40	40
Deferred	—	—	—

	—	40	40
Foreign:
Current	161	500	500

	$(2,010)	$2,750	$650

      Pretax income (loss) from foreign operations was $(198,000) in 2001, $(1,330,000) in 2000 and $360,000 in 1999.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the Company’s effective tax rate and the U.S. statutory rate of 35% follows (in thousands):

	Fiscal Year Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

Tax provision (benefit) at U.S. statutory rate	$(2,315)	$3,863	$1,087
Utilization of losses not previously benefited	—	(2,001)	(756)
Foreign taxes	161	500	240
Other	144	362	53
State taxes	—	26	26

	$(2,010)	$2,750	$650

      As of September 29, 2001 the Company has federal and California research and development tax credit carryforwards of approximately $3,200,000 and $900,000. The Company also has federal tax credits and alternative minimum tax credit carryforwards of approximately $600,000 and $300,000. The state research credit carryforwards and alternative minimum tax credit carryforwards have no expiration date. The federal research and development credit expires beginning in the year 2005. The foreign tax credits expire beginning in the year 2003.

      Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and credits before utilization.

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 29,	September 30,	October 2,
	2001	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$—	$—	$2,320
Tax credit carryforwards	5,000	1,390	3,130
Capitalized software	260	350	450
Deferred revenue	2,990	2,870	1,820
Purchased technology	5,180	5,110	5,640
Accrued expenses and reserves	5,420	5,500	3,936

Total deferred tax assets	18,850	15,220	17,296
Valuation allowance for deferred tax assets	(18,850)	(15,220)	(17,296)

Net deferred tax assets	$—	$—	$—

      As of September 29, 2001, the Company had fully offset deferred tax assets by a valuation allowance. Management believes that such net deferred tax assets are not realizable on a more likely than not basis. The valuation allowance increased by $3,630,000 for the year ended September 29, 2001 and decreased by $2,076,000 for the year ended September 30, 2000. Approximately $4,500,000 of the valuation allowance is attributable to stock options, which will be credited to equity when realized.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Segment Information

      The Company operates and tracks its results in one operating segment. The Company’s operating segment is principally the development, manufacture, sale and service of high performance systems for design verification of integrated circuits (ICs) and IC-based electronic systems.

      Geographic revenue information for the fiscal years 2001, 2000 and 1999 is based on the shipping destination. Long-lived assets include primarily property, plant and equipment as well as, intangible assets including goodwill. Property, plant and equipment information is based on the physical location of the asset at the end of each fiscal year while the intangibles are based on the location of the owning entity.

      Net revenues from unaffiliated customers by geographic region are as follows (in thousands):

	Fiscal Year Ended

	September 29,	September 30,	October 2,
	2001	2000	1999

North America	$45,287	$47,762	$35,257
Far East	6,956	10,883	8,258
Europe	8,826	14,151	12,818

	$61,069	$72,796	$56,333

      Net long-lived assets by country are as follows (in thousands):

	September 29,	September 30,
	2001	2000

United States	$6,812	$5,266
India	336	542
France	152	95
United Kingdom	121	173
Germany	102	92
Japan	109	207

	$7,632	$6,375

      For fiscal 2001, two customers, Broadcom and nVIDIA accounted for 16% and 14% of net revenues, respectively. For fiscal 2000, one customer, Broadcom Corporation, Inc., accounted for approximately 12% of net revenues. For fiscal, 1999, one customer, Lucent Technologies, Inc., accounted for approximately 14% of net revenues.

9.     Concentration of Credit Risks and Other Risks

      The Company sells its products to a broad range of customers in the communications, multimedia/ graphics, semiconductor, computer, aerospace and consumer electronics industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

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

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.     Unaudited Quarterly Consolidated Financial Data

      On December 3, 1999, the SEC staff issued SAB No. 101, Revenue Recognition in Financial Statements. In addition, on October 9, 2000, the SEC issued Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers (“SAB 101 FAQ”). The SEC Staff addresses several issues in SAB No. 101 and the SAB 101 FAQ, including the timing for recognizing revenue derived from selling arrangements that involve customer acceptance provisions. Due to customary business practices in Japan the Company has revised its revenue recognition policy to require formal written acceptance from Japanese customers prior to recognition of revenue related to these sales. The Company has included the following information below to demonstrate the effect on Q1 through Q3, 2001 as if provisions of SAB No. 101 had been applied as of the beginning fiscal year 2001.

	Fiscal Quarters Ended

	December 30,	March 31,	June 30,	September 29,
	2000	2001	2001	2001

Net revenues
As previously reported	$21,009	$17,410	$11,060	$14,896
Effect of change in accounting principle	—	(1,709)	(1,597)	—

As revised in first three quarters and reported in fourth quarter	$21,009	$15,701	$9,463	$14,896

Gross profit
As previously reported	16,540	13,348	7,326	10,505
Effect of change in accounting principle	—	(1,517)	(1,473)	—

As revised in first three quarters and reported in fourth quarter	$16,540	$11,831	$5,853	$10,505

Net income (loss)
As previously reported	2,487	347	(5,190)	741
Effect of change in accounting principle	—	(1,517)	(1,473)	—

As revised in first three quarters and reported in fourth quarter	$2,487	$(1,170)	$(6,663)	$741

Basic income (loss) per share(*)
As previously reported	$0.28	$0.04	$(0.57)	$0.08
Effect of change in accounting principle	—	(0.17)	(0.17)	—
As revised in first three quarters and reported in fourth quarter	$0.28	$(0.13)	$(0.74)	$0.08

Weighted-average shares used in computing basic per share amounts	8,805	8,924	9,053	9,140

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarters Ended

	December 30,	March 31,	June 30,	September 29,
	2000	2001	2001	2001

Diluted income (loss) per share(*)
As previously reported	$0.25	$0.03	$(0.57)	$0.08
Effect of change in accounting principle	—	(0.16)	(0.17)	—
As revised in first three quarters and reported in fourth quarter	$0.25	$(0.13)	$(0.74)	$0.08

Weighted-average shares used in computing diluted per share amounts	10,024	8,924	9,053	9,835

      Amounts as reported for fiscal year ending September 30, 2000 are as follows:

	Fiscal Quarters Ended

	January 1,	April 1,	July 1,	September 30,
	2000	2000	2000	2000

Net revenues	$15,405	$16,799	$18,443	$22,149
Gross profit	11,677	13,128	14,507	17,453
Total operating expenses	10,311	11,043	11,632	13,359
Income from operations	1,366	2,085	2,875	4,094
Net income	1,093	1,644	2,303	3,248
Basic income per share(*)	$0.13	$0.19	$0.27	$0.37
Weighted-average shares used in computing per share amounts	8,417	8,531	8,611	8,694
Diluted income per share(*)	$0.11	$0.17	$0.23	$0.32
Weighted-average shares used in computing per share amounts	9,519	9,926	9,897	10,000

(*)	Quarterly per share amounts do not equal the annual per share total as a result of rounding.

11.     Litigation and Contingencies

      On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc., (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents relating to IKOS’ Virtual WiresTM technology, which allows high resource utilization in FPGA-based emulators. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus IKOS’ efforts and to simplify the issues for trial. On September 18, 2001, the Delaware Court ordered the case to be transferred to the Federal District Court, Northern District of California, where it is now currently pending. IKOS is seeking both injunctive relief and monetary damages. Discovery is still proceeding in the case and the final amount of damages sought by IKOS has not yet been determined.

      On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis’ patent titled “Simulation/ Emulation System and Method,” U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The complaint alleges that certain of IKOS’ emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. IKOS believes the claim is without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there can be no assurance that IKOS will prevail in either case.

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, the amount of damages sought by Axis has not yet been determined. IKOS does not believe the outcome of this case will have a material adverse impact on future results of operations or cash flows.

      On December 6, 2001, Mentor Graphics Corporation, an Oregon corporation (“Mentor”) and Fresno Corporation, a Delaware corporation (“Fresno”) filed a lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board, Synopsys, Inc. (“Synopsys”) and Oak Merger Corporation (“Oak”), C.A. No. 19299. This lawsuit alleges, among other things, that the termination fee set forth in the an Agreement and Plan of Merger and Reorganization by and among Synopsys, Oak Merger Corporation and IKOS dated July 2, 2001, as amended (the “Merger Agreement”) is unreasonable, that certain operating restrictions and other conditions set forth in the Merger Agreement impose onerous restrictions on the authority of the IKOS Board to manage IKOS and that the no-shop provision set forth in the Merger Agreement insofar as it is operative after IKOS stockholders approve the Merger Agreement is too onerous. This lawsuit further alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and that Synopsys and Oak aided and abetted such breaches. This lawsuit seeks, among other things, injunctive and declaratory relief, including, an order enjoining the enforcement of the no-shop provisions and termination fee in the Merger Agreement, and unspecified damages. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 7, 2001, Mentor and Fresno filed a lawsuit in the United States District Court for the District of Delaware against IKOS, Case No. 01-809. This lawsuit seeks an order and judgment from the Court declaring that the Offer and Tender Offer Statement on Schedule TO (the “Schedule TO”) and Mentor’s Schedule 13D are not in violation of the federal securities laws and that Mentor did not violate federal insider trading laws when it purchased from the open market shares of IKOS’ stock beginning in July 2001 and when it made the Offer. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 7, 2001, Sheldon Pittlemen, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19300. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement. It seeks injunctive relief and unspecified damages on behalf of all stockholders of IKOS. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 10, 2001, Ernest Hack, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board and Synopsys, C.A. No. 19305 . While not identified as such in the caption of the complaint, the body of the complaint describes Mentor as a defendant. This lawsuit alleges that the members of IKOS’ Board failed to properly consider and act upon the Offer. It also alleges that IKOS failed to solicit offers before entering the Merger Agreement. The lawsuit alleges that, as a result of the foregoing among other things, the members of IKOS’ Board breached their fiduciary duties and seeks injunctive relief and unspecified damages. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 10, 2001, Robert Ferronte, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19307. This lawsuit generally alleges, among other things, that the members of the IKOS Board breached their fiduciary duties by allegedly failing to fully inform themselves about Mentor’s interest in acquiring IKOS. The complaint further alleges that IKOS’ poison pill permits the IKOS Board to manipulate IKOS to the detriment of IKOS’ stockholders and to perpetuate its control over IKOS’ business and operations. The lawsuit seeks injunctive relief. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

      On December 14, 2001, Scott Petler, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Santa Clara County, California Superior Court, Case No. CV 803814, against IKOS, the members of

IKOS SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IKOS’ Board of Directors, Synopsys and Aart de Geus, Chairman and CEO of Synopsys. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and in its response to the Offer. The lawsuit further alleges that Synopsys and Dr. de Geus aided and abetted the alleged breach of fiduciary duties. The lawsuit seeks injunctive relief and an order rescinding the Merger Agreement. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

12.     Merger

      On July 2, 2001, IKOS entered into an Agreement and Plan of Merger and Reorganization with Synopsys, Inc., or Synopsys, and Oak Merger Corporation, which was amended on August 1, 2001, providing for the merger of IKOS with Oak Merger Corporation, a subsidiary of Synopsys. Under the terms of the proposed merger, subject to satisfaction of various conditions, each share of IKOS common stock will be exchanged for Synopsys common stock with a value between $6.00 and $20.00 per share, based on the financial performance of IKOS during the twelve months ending June 30, 2002. Additional information relating to the Synopsys merger can be found in the proxy statement/ prospectus that is part of the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) by Synopsys on August 9, 2001 and amended on October 18, 2001.

      On December 7, 2001 Fresno Corporation, a wholly-owned subsidiary of Mentor Graphics Corporation, or Mentor, commenced an unsolicited cash tender offer to purchase all outstanding shares of IKOS common stock for $11.00 per share, subject to certain conditions. The offer will expire on January 25, 2002, unless extended at the sole discretion of Mentor. Additional information relating to the Mentor offer can be found in the Schedule 14D-9 filed with the SEC by IKOS on December 20, 2001.

IKOS SYSTEMS, INC.

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Costs and	Deduction	at End of
	of Period	Expenses	Write-offs	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended October 2, 1999	$801	$108	$108	$801

Year ended September 30, 2000	$801	$100	$256	$645

Year ended September 29, 2001	$645	$400	$118	$927

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization among IKOS, VMW Acquisition Corporation and VMW dated May 14, 1996 (Incorporated by reference to Exhibit 2.1 of IKOS’ registration statement on Form S-3 filed on June 26, 1996).
2.2	Technology Purchase Agreement dated May 12, 1998 by and between IKOS and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of IKOS’ Current Report on Form 8-K filed May 20, 1998).
2.3	Agreement and Plan of Merger and Reorganization by and among Synopsys, Inc., Oak Merger Corporation and IKOS Systems, Inc. dated as of July 2, 2001, as amended August 1, 2001 (Incorporated by reference to Exhibit 2.3 of IKOS’ Report on Form 10-Q filed August 14, 2001)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
3.2	Certificate of Amendment of Certificate of Incorporation filed May 5, 1994 (Incorporated by reference to Exhibit 4.2 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
3.3	Certificate of Amendment of Certificate of Incorporation filed April 24, 1995 (Incorporated by reference to Exhibit 4.1 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
3.4	Certificate of Amendment of Certificate of Incorporation filed February 3, 1997 (Incorporated by reference to Exhibit 3.4 of IKOS’ quarterly report on Form 10-Q filed on May 12, 1997).
3.5	By laws (Incorporated by reference to Exhibit 3.2 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
3.6	Amendment to Bylaws (incorporated by reference to Exhibit 7 to IKOS’ Form 8-A12G/A filed on February 3, 1999).
4.1	Rights Agreement dated as of January 27, 1992 between IKOS and Manufacturers Hanover Trust Company of California, Rights Agent. (Incorporated by reference to Exhibit (C)1, in IKOS’ report on Form 8-K filed February 10, 1992).
4.2	IKOS’ Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of IKOS’ report on Form 8-K/A filed February 3, 1999).
4.3	Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001 (Incorporated by reference to Exhibit 4.2 of IKOS’ Form 8-K/A filed on August 9, 2001.
10.1	Form of Director and Officer Indemnity Agreement. (Incorporated by reference to Exhibit 10.6 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
10.2	1988 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 of IKOS’ registration statement on Form S-1 effective July 25, 1990).
10.3	OEM Software License Agreement between CAD Language Systems, Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit 10.18 of IKOS’ Annual Report for the year ended September 28, 1991).
10.4	Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended January 1, 1994).
10.5	Agreement dated June 2, 1994, by and between IKOS and Gerald S. Casilli (Incorporated by reference to Exhibit 10.17 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.6	Agreement dated June 2, 1994, by and between IKOS and Daniel R. Hafeman (Incorporated by reference to Exhibit 10.19 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.7	Agreement dated June 2, 1994, by and between IKOS and Ramon A. Nuñez (Incorporated by reference to Exhibit 10.22 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).

Exhibit
Number	Description

10.8	Agreement dated June 2, 1994, by and between IKOS and Joseph W. Rockom (Incorporated by reference to Exhibit 10.23 of IKOS’ quarterly report on Form 10-Q for the quarter ended July 2, 1994).
10.9	IKOS’ 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of IKOS’ registration statement on Form S-2 effective October 12, 1995).
10.10	Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and IKOS dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q filed on February 12, 1996).
10.11	Amended and Restated Employment Agreement dated August 1, 1995 by and between IKOS and Ramon Nuñez (Incorporated by reference to Exhibit 10.21 of IKOS’ quarterly report on Form 10-Q filed on February 12, 1996).
10.12	Patent License Agreement dated December 22, 1993 between Massachusetts Institute of Technology and IKOS (Incorporated by reference to Exhibit 10.20 of IKOS’ quarterly report on Form 10-Q filed on August 13, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.
10.13	IKOS’ 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of IKOS’ Quarterly Report on Form 10-Q filed on May 11, 1998).
10.14	IKOS’ 1996 Employee Stock Purchase Plan, as amended (Incorporated by reference to Exhibit 10.22 of IKOS’ Quarterly Report on Form 10-Q filed on May 11, 1998).
10.15	Agreement dated April 11, 1997, by and between IKOS and Robert Hum (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by IKOS on August 16, 1999).
10.16	Agreement dated February 2, 1999, by and between IKOS and Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of IKOS’ quarterly report on Form 10-Q filed on August 16, 1999).
10.17	Agreement dated February 3, 1999, by and between IKOS and Nader Fathi (Incorporated by reference to Exhibit 10.26 of IKOS’ quarterly report on Form 10-Q filed on August 16, 1999).
10.18	Revolving Credit and Security Agreement dated as of March 31, 2000 by and between IKOS Systems, Inc. and Comerica Bank — California. (Incorporated by reference to Exhibit 10.27 of IKOS’ quarterly report on Form 10-Q filed on August 14, 2000).
10.19	Lease Agreement for IKOS’ principal facility dated January 14, 2000, by and between IKOS and Pepper Lane — Great Oaks, LLC. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K filed on December 21, 2000).
10.20	Lease Agreement for IKOS’ Waltham Research and Development facility dated July 28, 2000 by and between IKOS and LGP Limited Partnership. (Incorporated by reference to Exhibit 10.28 of IKOS’ Annual Report on Form 10-K filed on December 21, 2000).
10.21	Modification to Revolving Credit and Security Agreement dated March 27, 2001 by and between IKOS Systems, Inc. Comerica Bank. (Incorporated by reference to Exhibit 10.21 of IKOS quarterly report on Form 10-Q filed on August 14, 2001).
10.22	Amendment Number One to Agreement dated February 2, 1999 by and between IKOS and Thomas N. Gardner, dated June 26, 2001
10.23	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Dan Hafeman, dated June 26, 2001
10.24	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Ramon Nuñez, dated June 26, 2001
10.25	Amendment Number One to Agreement dated June 2, 1994 between IKOS Systems, Inc. and Joseph Rockom, dated June 26, 2001
10.26	Amendment Number One to Agreement dated February 3, 1999 between IKOS Systems, Inc. and Nader Fathi, dated June 26, 2001
10.27	First Amendment and Settlement Agreement effective October 1, 2001 by and between IKOS Systems, Inc. and Massachusetts Institute of Technology.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (Included on page 23 of this report).