Form 10-Q
period 2001-12-29
IKOS SYSTEMS INC
filed 2002-02-12
CIK 756365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------




                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 29, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from            to
                                           ----------    ----------

COMMISSION FILE NUMBER 0-18623

                     ---------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK $.01 PAR VALUE                                       9,360,000
    ---------------------------
         (Title of Class)                               (Outstanding as of December 29, 2001)

                               IKOS SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 29, 2001

                                      INDEX

Part I: Financial Information

         Item 1: Financial Statements
                                                                                              PAGE
                  Condensed Consolidated Balance Sheets at

                      December 29, 2001 (unaudited) and September 29, 2001.................     3

                  Unaudited Condensed Consolidated Statements of Operations
                      for the three months ended December 29, 2001 and
                      December 30, 2000....................................................     4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                      the three months ended December 29, 2001

                      and December 30, 2000................................................     5

                  Notes to Unaudited Condensed Consolidated Financial Statements...........     6

         Item 2:  Management's Discussion and Analysis

                      of Financial Condition and Results of Operations.....................    11

         Item 3:  Quantitative and Qualitative Disclosures

                      About Market Risk....................................................    19



Part II: Other Information

         Item 1:  Legal Proceedings........................................................    20

         Item 6:  Exhibits and Reports on Form 8-K.........................................    22

         Signatures   .....................................................................    24

                               IKOS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per-share amounts)

                                                                                         December 29,         September 29,
                                                                                             2001                 2001 (*)
                                                                                         ------------         -------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents...........................................                     $15,789               $10,613
     Short-term investments..............................................                       2,279                 4,977
     Accounts receivable (net of allowances for
        doubtful accounts of $1,027 and $927, respectively)..............                       6,693                 9,878
     Inventories.........................................................                       6,568                 7,700
     Income tax receivable...............................................                       2,900                 2,900
     Prepaid expenses and other assets...................................                         844                   641
                                                                                         ------------         -------------
           Total current assets..........................................                      35,073                36,709
     Equipment and leasehold improvements
        Office and evaluation equipment..................................                       6,350                 6,339
        Machinery and equipment..........................................                       7,601                 7,572
        Leasehold improvements...........................................                       3,850                 3,797
                                                                                         ------------         -------------
                                                                                               17,801                17,708
           Less allowances for depreciation and amortization.............                     (10,661)              (10,076)
                                                                                         ------------         -------------
                                                                                                7,140                 7,632
     Other assets........................................................                       1,541                 1,942
                                                                                         ------------         -------------
                                                                                              $43,754               $46,283
                                                                                         ============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.................................................                            $2,500                $2,500
     Accounts payable....................................................                       3,774                 5,958
     Accrued payroll and related expenses................................                       3,220                 2,491
     Accrued commissions.................................................                         631                   705
     Income taxes payable................................................                         855                   730
     Other accrued liabilities...........................................                       2,373                 3,249
     Deferred revenues...................................................                       6,762                 7,757
                                                                                         ------------         -------------
           Total current liabilities.....................................                      20,115                23,390
Accrued rent...........................................................                           643                   581
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 10,000 shares
        authorized, none issued and outstanding..........................                          --                    --
     Common stock, $.01 par value; 50,000 shares
        authorized, 9,360 and 9,225 shares
        issued and outstanding, respectively.............................                          93                    92
     Additional paid-in capital..........................................                      60,253                59,767
     Accumulated adjustments to comprehensive income.....................                     (1,014)                  (895)
     Accumulated deficit.................................................                    (36,336)               (36,652)
                                                                                         ------------         -------------
           Total stockholders' equity....................................                      22,996                22,312
                                                                                         ------------         -------------
                                                                                              $43,754               $46,283
                                                                                         ============         =============

(*) Amounts as of September 29, 2001 were derived from the September 29, 2001 audited financial statements.


                             See Accompanying Notes.

                                IKOS SYSTEMS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                      ----------------------------------
                                                                                      December 29,          December 30,
                                                                                          2001                  2000
                                                                                      ------------          ------------
Net revenues

    Product..............................................................                   $8,086               $16,379
    Maintenance..........................................................                    5,228                 4,630
                                                                                      ------------          ------------
       Total net revenues................................................                   13,314                21,009

Cost of revenues

    Product..............................................................                    2,898                 3,355
    Maintenance..........................................................                    1,051                 1,114
                                                                                      ------------          ------------
       Total cost of revenues............................................                    3,949                 4,469
                                                                                      ------------          ------------
       Gross profit......................................................                    9,365                16,540

Operating expenses:
    Research and development.............................................                    3,269                 4,508
    Sales and marketing..................................................                    5,774                 7,278
    General and administration...........................................                    3,175                 1,626
                                                                                      ------------          ------------
       Total operating expenses..........................................                   12,218                13,412
                                                                                      ------------          ------------
Income (loss) from operations...........................................                   (2,853)                 3,128

Other income (expense):
    Interest income......................................................                      110                   250
    Interest expense.....................................................                      (69)                  (31)
    Other................................................................                    3,278                    --
                                                                                      ------------          ------------
       Total other income................................................                    3,319                   219
                                                                                      ------------          ------------

Income before provision for income taxes................................                       466                 3,347
Provision for income taxes..............................................                       150                   860
                                                                                      ------------          ------------
       Net income........................................................                     $316                $2,487
                                                                                      ============          ============

Basic net income per share..............................................                     $0.03                 $0.28
                                                                                      ============          ============

Weighted-average common shares used
    in computing basic per share amounts.................................                    9,270                 8,805
                                                                                      ============          ============

Dilutive net income per share...........................................                     $0.03                 $0.25
                                                                                      ============          ============

Common and common equivalent shares used
    in computing dilutive per share amounts..............................                   10,192                10,024
                                                                                      ============          ============


                             See Accompanying Notes

                               IKOS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                          Three months ended
                                                                     -----------------------------
                                                                     December 29,     December 30,
                                                                          2001           2000
                                                                     -----------------------------
Operating activities:
   Net income                                                            $    316         $  2,487
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                            585              855
     Gain on sale of fixed assets                                              --                8
     Accrued rent                                                              62              139
   Changes in operating assets and liabilities:

     Accounts receivable                                                    3,185            4,754
     Inventories                                                            1,132           (1,341)
     Prepaid expenses and other current assets                               (203)              41
     Other assets                                                             401              (31)
     Accounts payable                                                      (2,184)           1,615
     Accrued payroll and related expenses                                     729             (345)
     Accrued commissions                                                      (74)          (1,269)
     Income taxes payable                                                     125             (684)
     Other accrued liabilities                                               (876)            (309)
     Deferred revenues                                                       (995)            (569)
                                                                     ------------     ------------
       Net cash provided by operating activities                            2,203            5,351
Investing activities:
   Purchases of equipment and leasehold improvements                          (93)          (1,721)
   Purchases of short-term investments                                         --           (7,781)
   Maturities of short-term investments                                     2,698            1,999
                                                                     ------------     ------------
       Net cash provided by (used in) investing
   activities                                                               2,605           (7,503)
Financing activities:
   Principal payments on short-term borrowings                                 --           (1,809)
   Net sale of common stock                                                   487              260
                                                                     ------------     ------------
       Net cash provided by ( used in ) financing
   activities                                                                 487           (1,549)
Effect of exchange rate fluctuations on cash and cash equivalents            (119)             (75)
                                                                     ------------     ------------
Increase (decrease) in cash and cash equivalents                            5,176           (3,776)
Cash and cash equivalents at beginning of period                           10,613           12,032

                                                                     ------------     ------------
Cash and cash equivalents at end of period                               $ 15,789         $  8,256
                                                                     ============     ============


                             See Accompanying Notes.

                               IKOS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements at December 29, 2001 and for the three months ended December 29, 2001 and December 30, 2000, have been prepared in conformity with generally accepted accounting principles, consistent with those applied in, and should be read in conjunction with, the audited consolidated financial statements for the year ended September 29, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on December 28, 2001. The unaudited interim financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended December 29, 2001 are not necessarily indicative of results expected for the full fiscal year.

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of (in thousands):

                                                   December 29,   September 29,
                                                       2001           2001
                                                       ----           ----
                   Raw materials                         $1,025           $ 681
                   Work-in-process                        2,822           4,004
                   Finished goods                         2,721           3,015
                                                   ------------   -------------
                                                         $6,568         $ 7,700
                                                   ============   =============

         Given the volatility of the market, the Company writes down inventories to net realizable value based on backlog and forecasted demand. However, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such differences may have a material effect on the Company's financial position and results of operations.


3.       NET INCOME PER SHARE

         The computation of basic net income per share for the periods presented is derived from the information on the face of the statement of operations, and there are no reconciling items in either the numerator or denominator. Additionally, there are no reconciling items in the numerator used to compute dilutive net income per share. The incremental common shares attributable to outstanding options for the three month periods ended December 29, 2001 and December 30, 2000 included in the total shares used in the denominator of the diluted net income per share calculation are 922,000 and 1,219,000, respectively. Outstanding options and warrants to purchase approximately 1,537,000 and 519,000 shares, for the three months ending December 29, 2001 and December 30, 2000, respectively, were not included in the treasury stock calculation to derive diluted net income per share as their inclusion would have had an anti-dilutive effect.

                               IKOS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ending December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                                               Three Months Ended
                                                         -------------------------------
                                                         December 29,       December 30,
                                                             2001               2000
                                                         ------------       ------------
                Net income as reported                          $ 316             $2,487
                Accumulated translation
                   adjustments                                   (119)               (75)
                                                         ------------       ------------
                Comprehensive income                            $ 197             $2,412
                                                         ============       ============

5.       INCOME TAXES

         The Company recognized an income tax provision of $150,000 for the three-month period ending December 29, 2001. The provision for the three-month period ending December 29, 2001 is principally comprised of foreign taxes on foreign earnings and foreign withholding taxes. As of December 29, 2001, IKOS has an income tax receivable of approximately $2,900,000 related to estimated payments made in fiscal 2001. IKOS' effective tax rate on consolidated pretax income was approximately 25% or $860,000 for the three month period ending December 30, 2000 and such rate differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The income tax provision is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.


6.       LINE OF CREDIT

         In March 2000, IKOS negotiated a $3,000,000 working capital line of credit and $1,500,000 equipment line of credit with its bank. The agreement expired in March of 2001 and a new $5,000,000 working capital line was negotiated to replace the existing line. The new line expires on March 31, 2002 and is renewable at the option of both parties. The assets of IKOS collateralize the lines. Any borrowings under the line of credit bear interest at the prime rate or 4.75% at December 29, 2001. At December 29, 2001, the total amount utilized under the lines was approximately $4,000,000. Of the total amount utilized, approximately $1,500,000 of the working capital line is reserved as collateral against certain letter of credit arrangements IKOS has with its landlords and approximately $2,500,000 was utilized to fund working capital requirements. IKOS is currently in violation of certain of its financial covenants and as such the outstanding balance is subject to call by the bank at its option. Accordingly, the remaining $1,000,000 established under the line of credit is not currently available. IKOS is currently renegotiating with the bank to obtain a waiver and to revise the covenants but cannot assure you that it will be successful.

                               IKOS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       LITIGATION AND CONTINGENCIES

         On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc., (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents relating to IKOS' Virtual Wires(TM) technology, which allows high resource utilization in FPGA-based emulators. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus IKOS' efforts and to simplify the issues for trial. On September 18, 2001, the Delaware Court ordered the case to be transferred to the Federal District Court, Northern District of California. Trial is currently set for November 2002. IKOS is seeking both injunctive relief and monetary damages. Discovery is still proceeding in the case and the final amount of damages sought by IKOS has not yet been determined.

         On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis' patent titled "Simulation/Emulation System and Method," U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The complaint alleges that certain of IKOS' emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. IKOS believes the claim is without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there can be no assurance that IKOS will prevail in either case. Furthermore, the amount of damages sought by Axis has not yet been determined. IKOS does not believe the outcome of this case will have a material adverse impact on future results of operations or cash flows.

         On December 6, 2001, Mentor Graphics Corporation, an Oregon corporation ("Mentor") and Fresno Corporation, a Delaware corporation ("Fresno") filed a lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board, Synopsys, Inc. ("Synopsys") and Oak Merger Corporation ("Oak"), C.A. No. 19299. This lawsuit alleges, among other things, that the termination fee set forth in the Agreement and Plan of Merger and Reorganization by and among Synopsys, Oak Merger Corporation and IKOS dated July 2, 2001, as amended (the "Merger Agreement") is unreasonable, that certain operating restrictions and other conditions set forth in the Merger Agreement impose onerous restrictions on the authority of the IKOS Board to manage IKOS and that the no-shop provision set forth in the Merger Agreement insofar as it applies after IKOS stockholders approve the Merger Agreement is too onerous (See Note 8 for further details regarding the Merger). This lawsuit further alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and that Synopsys and Oak aided and abetted such breaches. This lawsuit seeks, among other things, injunctive and declaratory relief, including, an order enjoining the enforcement of the no-shop provisions and termination fee in the Merger Agreement, and unspecified damages. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

         On December 7, 2001, Mentor and Fresno filed a lawsuit in the United States District Court for the District of Delaware against IKOS, Case No. 01-809. This lawsuit seeks an order and judgment from the Court declaring that the Offer and Tender Offer Statement on Schedule TO (the "Schedule TO") and Mentor's Schedule 13D are not in violation of the federal securities laws and that Mentor did not violate federal insider trading laws when it purchased from the open market shares of IKOS' stock beginning in July 2001 and when it made the Offer. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

         On December 7, 2001, Sheldon Pittlemen, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19300. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement. It seeks injunctive relief and unspecified damages on behalf of all stockholders of IKOS. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

                               IKOS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On December 10, 2001, Ernest Hack, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board and Synopsys, C.A. No. 19305 . While not identified as such in the caption of the complaint, the body of the complaint describes Mentor as a defendant. This lawsuit alleges that the members of IKOS' Board failed to properly consider and act upon the Offer. It also alleges that IKOS failed to solicit offers before entering the Merger Agreement. The lawsuit alleges that, as a result of these alleged failures among other things, the members of IKOS' Board breached their fiduciary duties and that Synopsys aided and abetted such breaches. This lawsuit seeks injunctive relief and unspecified damages. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

         On December 10, 2001, Robert Ferronte, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19307. This lawsuit generally alleges, among other things, that the members of the IKOS Board breached their fiduciary duties by allegedly failing to fully inform themselves about Mentor's interest in acquiring IKOS. The complaint further alleges that IKOS' poison pill permits the IKOS Board to manipulate IKOS to the detriment of IKOS' stockholders and to perpetuate its control over IKOS' business and operations. The lawsuit seeks injunctive relief. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

         On December 14, 2001, Scott Petler, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Santa Clara County, California Superior Court, Case No. CV 803814, against IKOS, the members of IKOS' Board of Directors, Synopsys and Dr. Aart de Geus, Chairman and CEO of Synopsys. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and in its response to the Offer. The lawsuit further alleges that Synopsys and Dr. de Geus aided and abetted the alleged breach of fiduciary duties. The lawsuit seeks injunctive relief and an order rescinding the Merger Agreement. IKOS believes that this lawsuit is without merit and intends to vigorously contest it.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the Securities Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. In addition, on October 9, 2000, the SEC Staff issued SAB No. 101 Revenue Recognition in Financial Statements-Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SEC Staff addressed several issues in SAB No. 101 and in the SAB 101 FAQ, including the timing for recognizing revenue derived from selling arrangements that involve customer acceptance provisions. During the fourth quarter of fiscal 2001, IKOS adopted SAB No. 101. Due to customary business practices in Japan, IKOS has revised its revenue recognition policy to require formal written acceptance from Japanese customers prior to recognition of revenue related to these sales (See
         Note 1 in the Notes to Consolidated Financial Statements). IKOS has revised its quarterly financial data for the first three quarters of fiscal 2001, in order to reflect the provisions of SAB No. 101. Adoption of SAB No. 101 had no effect on previously recorded amounts for the first quarter of fiscal 2001.

                               IKOS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In July 2001, the FASB issued SFAS No. 141 Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. IKOS has early adopted SFAS No. 142 as of September 30, 2001, such that beginning in the first quarter of 2002, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. As of September 30, 2001, the carrying value of goodwill and intangibles was $715,000. Application of the nonamortization and impairment provisions of SFAS 142 did not have a material effect on IKOS' results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on IKOS' financial position or results of operations.

9.       MERGER AND TENDER OFFER

         On July 2, 2001, IKOS entered into an Agreement and Plan of Merger and Reorganization with Synopsys, Inc., or Synopsys, and Oak Merger Corporation, which was amended on August 1, 2001, providing for the merger of IKOS with Oak Merger Corporation, a subsidiary of Synopsys. Under the terms of the proposed merger, subject to satisfaction of various conditions, each share of IKOS common stock will be exchanged for Synopsys common stock with a value between $6.00 and $20.00 per share, based on the financial performance of IKOS during the twelve months ending June 30, 2002. Additional information relating to the Synopsys merger can be found in the proxy statement/prospectus that is part of the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the "SEC") by Synopsys on August 9, 2001 and amended on October 18, 2001 and February 8, 2002.

         On December 7, 2001 Fresno Corporation, a wholly-owned subsidiary of Mentor Graphics Corporation, or Mentor, commenced an unsolicited cash tender offer to purchase all outstanding shares of IKOS common stock for $11.00 per share, subject to certain conditions. The offer will expire on February 15, 2002, unless extended at the sole discretion of Mentor. Additional information relating to the Mentor offer can be found in the Schedule 14D-9 filed with the SEC by IKOS on December 20, 2001, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

This Management's Discussion and analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that involve numerous risks and uncertainties and are based on current expectations with respect to future events and financial performance. Examples of forward-looking statements include statements regarding IKOS' future financial results, projected costs and current and future economic conditions. In this report, the words "believes," "should" and similar expressions are also intended to identify forward-looking statements. Actual results may differ materially from those projected. Such risks and uncertainties may be more fully described in other reports and information filed by IKOS with the Securities and Exchange Commission. Certain of these risks and uncertainties are discussed under the caption "Factors That May Affect Future Results of Operations."

NET REVENUES

Net revenues for the three months ending December 29, 2001 were $13,314,000, representing a 37% decrease when compared with the same period from the prior year. The decrease from the prior year is the result of a decrease in product sales offset in part by an increase in maintenance revenues. Product revenues decreased from $16,379,000 for the three month period ending December 30, 2000 to $8,086,000 for the three months ended December 29, 2001. Product revenues declined due to the continued slowdown in the economy. The economic slowdown has resulted in fewer orders being placed for IKOS' products. While IKOS' customers have expressed interest in IKOS' products, these customers have not placed orders with IKOS due to limited and reduced budgets for capital expenditures. Maintenance revenues increased 13% for the three months ending December 29, 2001 when compared with the same period from the prior year. The increase is primarily the result of customers continuing to purchase maintenance contracts on current equipment and the increasing base of IKOS verification systems in the market. IKOS believes that until the economy improves, visibility over future revenue growth, if any, will continue to remain unclear.

International revenues for the three months ending December 29, 2001 totaled $4,657,000, or approximately 35% of total revenues. International revenues for the three months ending December 29, 2001 decreased 22% as a result of the weakened global economy. Consistent with overall revenues, IKOS believes international revenues should improve when the economy improves.

GROSS PROFIT MARGINS

Gross profit margins for the three month period ended December 29, 2001 were 70% which compared to 79% for the three months ending December 30, 2000. Gross profit margins decreased as a result of the fixed nature of certain manufacturing costs and the decreased revenues during the quarter. IKOS believes that gross margins should increase as revenues improve.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three month period ending December 29, 2001 were approximately $3,269,000, representing 25% of net revenues. Research and development expenses for the three month period ending December 30, 2000 were approximately $4,508,000, representing 21% of revenues. The increase as a percentage of revenues for the three months ended December 29, 2001, is due to the overall lower research and development expenses against a much lower net revenue base. The decrease in absolute dollars for the three month period ending December 29, 2001 is primarily related to cost control measures implemented in the fourth quarter of fiscal 2001. In light of the current economic climate, IKOS is restricting hiring and capital spending until the economic climate improves.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three month periods ending December 29, 2001 and December 30, 2000 were approximately $5,774,000 and $7,278,000, respectively, representing 43% and 35% of revenues, respectively. The increase as a percentage of revenues, for the three months ended December 29, 2001, is due to the overall decrease in sales and marketing expenses against a much lower revenue base. The decrease in absolute dollars from the prior year quarter is primarily related to cost control measures implemented in the fourth quarter of fiscal 2001. IKOS continues to restrict hiring and capital spending, as well as limiting other discretionary marketing programs, to bring sales and marketing expenses more closely into line with its revenue levels.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending December 29, 2001 and December 30, 2000 were approximately $3,175,000 and $1,584,000, respectively, representing 24% and 8% of revenues, respectively. The increases for the three months ended December 29, 2001, as a percentage of revenues, are due to the overall increase in general and administrative expenses against lower than expected revenues for the three month period. For the three month period ending December 29, 2001, the general and administrative expenses were higher than the prior year periods in terms of absolute dollars as a result of increased foreign currency losses, insurance, legal and professional fees. Included in those increased legal and professional fees were approximately $1,300,000 in charges related to the impending merger with Synopsys or Mentor and legal fees associated with the Axis lawsuit.

INCOME TAXES

IKOS recognized a tax provision of $150,000 for the three months ended December 29, 2001 which primarily relates to foreign taxes on foreign earnings and foreign withholding taxes. As of December 29, 2001, IKOS has an income tax receivable of approximately $2,900,000 related to estimated payments made in fiscal 2001. IKOS' effective tax rate on consolidated pretax income was approximately 25% or $860,000 for the three month period ending December 30, 2000 and such rate differs from the federal statutory rate primarily due to benefits associated with its net operating loss carryforward. The income tax provision is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions, and is subject to change.

OTHER

During the three months ended December 29, 2001, IKOS agreed to allow its sublessee to buyout its sublease at IKOS' headquarters facility. IKOS recorded approximately $3,000,000 in other income as a part of the buyout.

IKOS has experienced minimal gains or losses on foreign currency translation. With the exception of IKOS' Japan operations, substantially all of its international sales to date have been billed and collected in U.S. dollars. IKOS pays the expenses of its international operations in local currencies and to date IKOS has not engaged in hedging transactions with respect to such obligations. IKOS' sales in Japan are billed and collected in the Japanese local currency. As such, IKOS periodically enters into foreign exchange contracts to minimize foreign exchange risk relating to the Japanese subsidiary's sales that are denominated in yen. A forward exchange contract obligates IKOS to exchange predetermined amounts of a specified foreign currency at a specified exchange rate on a specified date or to make an equivalent US dollar payment equal to the value of such exchange. Through December 29, 2001, the impact of such arrangements has been immaterial to IKOS operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, IKOS has financed its operations, including increases in accounts receivable and inventory and capital equipment acquisitions, primarily through private and public sales of equity securities, a loan secured by capital equipment and a working capital line of credit. IKOS' cash, cash equivalents and short-term investments increased to $18,068,000 at December 29, 2001 from $15,590,000 at September 29, 2001. The increase was a result of $2,203,000 of cash provided by operating activities, $487,000 of cash provided by financing activities offset by $93,000 of cash used in investing activities (excluding short-term investment activities).

Operating Activities. IKOS' operating activities provided cash of $2,203,000 during the three months ending December 29, 2001. For the quarter ended December 29, 2001, the cash provided by operating activities were primarily from net income for the quarter adjusted for depreciation and amortization along with decreases in accounts receivable, inventory and other assets and increases in accrued payroll and related expenses offset by increases in prepaid expenses and decreases in accounts payable, other accrued liabilities and deferred revenues. Net income included approximately $3,000,000 in other income related to the sublease buyout. Accounts receivable decreased from $9,878,000 at September 29, 2001 to $6,693,000 at December 29, 2001, or approximately 32%. The decrease in accounts receivable is primarily the result of the timing of product billings during the quarter and increasing collections during the quarter.

Investing Activities. Net cash provided by investing activities for the three months ended December 29, 2001 was $2,605,000. Net cash provided by investment activities for the three months ended December 29, 2001 primarily related to maturities of short-term investments in the amount of $2,698,000 offset by cash used for the purchase of equipment and leasehold improvements of approximately $93,000. There were no purchases of short-term investments during the quarter. IKOS has placed limits on its capital spending for fiscal 2002 in an effort to reduce overall spending in light of the current economic slowdown.

Financing Activities. During the three months ended December 29, 2001, net cash provided by financing activities of $487,000 was solely from sales of common stock under IKOS' Stock Option Plan.

IKOS' primary unused sources of funds at December 29, 2001 consisted of $15,789,000 of cash and cash equivalents, in addition to $2,279,000 of short-term investments. In March 2000, IKOS negotiated a $3,000,000 working capital line of credit and $1,500,000 equipment line of credit with its bank. The agreement expired in March of 2001 and a new $5,000,000 working capital line was negotiated to replace the existing line. The new line expires on March 31, 2002 and is renewable at the option of both parties. The assets of IKOS collateralize the lines. Any borrowings under the line of credit bear interest at the prime rate or 4.75% at December 29, 2001. At December 29, 2001, the total amount utilized under the lines was approximately $4,000,000. Of the total amount utilized, approximately $1,500,000 of the working capital line is reserved as collateral against certain letter of credit arrangements IKOS has with its landlords and approximately $2,500,000 was utilized to fund working capital requirements. IKOS is currently in violation of certain of its financial covenants and as such the outstanding balance is subject to call by the bank at its option. Accordingly, the remaining $1,000,000 established under the line of credit is not currently available. IKOS is currently renegotiating with the bank to obtain a waiver and to revise the covenants but cannot assure you that it will be successful.

IKOS believes that its current cash, cash equivalents and short-term investments will be sufficient to finance its operations for at least the next twelve months. In addition to its current cash, cash equivalents and short-term investments position and its current trade receivables balances, the Company has an income tax receivable of approximately $2,900,000 which should be collected during fiscal 2002. However, there can be no assurances that should IKOS need additional financing that such financing will be available on terms favorable or acceptable to IKOS.

     UNCERTAINTY REGARDING THE OUTCOME OF MENTOR'S TENDER OFFER AND/OR COMPLETION OF THE MERGER WITH SYNOPSYS MAY AFFECT IKOS' STOCK PRICE AND FUTURE BUSINESS OPERATIONS.

On July 2, 2001, IKOS entered into a merger agreement with Synopsys. Under the terms of the merger agreement, subject to various conditions, all outstanding shares of IKOS will be exchanged for outstanding shares of Synopsys. On December 7, 2001, Mentor commenced an unsolicited tender offer to acquire all of IKOS' outstanding shares. The uncertainty as to the outcome of the two proposed transactions may distract management from attention to execution of its revenue plan and could have an adverse effect on employee retention and on supplier and customer relationships. These effects in turn could adversely impact IKOS' ability to satisfy the financial performance and employee retention conditions in the merger. There is also a risk that the pending lawsuits filed by Mentor and alleged stock holders of IKOS against IKOS and Synopsys could prevent or delay the merger and further distract management from execution of its revenue plan.

In addition, if neither the merger nor the tender offer is consummated, IKOS may be subject to a number of material risks, including the following:

* IKOS' relationships with customers and suppliers may be adversely affected;

*        The perception of IKOS as a viable independent company may be damaged;

* The price of IKOS' common stock may decline to the extent that the current market price reflects a market assumption that either the merger or the tender offer will be completed;

* IKOS may be required to pay Synopsys a termination fee of up to $5,500,000 if the merger agreement is terminated under certain circumstances;

*        The possibility that Synopsys may become a competitor of IKOS;

* IKOS' costs related to the tender offer, such as legal, accounting and financial advisor fees, must be paid even if neither the merger nor the tender offer is completed; and

* IKOS would face risks of operating as a stand-alone company or finding another merger partner or acquirer, with no assurance that IKOS would be successful as a stand-alone company or find another merger partner or acquirer or be able to complete an alternative merger or sale of the company on terms as favorable to IKOS and its stockholders as the merger and the tender offer.

     EVENTS OCCURRING IN THE PERIOD BETWEEN EXECUTION OF THE MERGER AGREEMENT AND THE CLOSING OF THE MERGER COULD HARM IKOS' BUSINESS AND IMPAIR IKOS' ABILITY TO MEET THE FINANCIAL AND EMPLOYEE RETENTION CONDITIONS TO THE MERGER.

The merger with Synopsys is not expected to close until August 2002. The extended period between signing and closing could harm IKOS' business. For example, customers and suppliers have deferred or canceled purchases due to the economic climate and may continue to defer or cancel pending purchases, delay purchasing decisions, or decline to make future purchases from IKOS. The pre-closing period could also harm IKOS' ability to attract, retain and motivate key technical, management and sales personnel, particularly in light of the tender offer commenced by Mentor. In addition, the merger agreement contains customary interim covenants that restrict IKOS' ability to take specified actions during the pre-closing period without Synopsys' consent. Since the signing of the merger agreement, economic conditions have deteriorated; these economic conditions or other unforeseen events may require IKOS at some time during the pre-closing period to take actions outside the ordinary course of business to preserve or promote its business not anticipated at the date of signing of the merger agreement and which could require the consent of Synopsys. IKOS cannot assure you that Synopsys would give its consent to any such proposed actions. The occurrence of any of these events could harm IKOS' ability to meet the closing conditions contained in the merger agreement, including conditions relating to IKOS' financial performance and the retention of IKOS employees. If these closing conditions are not met, Synopsys will not be required to effect the merger.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         IKOS' OPERATING RESULTS HAVE FLUCTUATED WIDELY IN THE PAST FROM PERIOD TO PERIOD, MAKING IT DIFFICULT TO RELY ON PAST QUARTERS AS INDICATORS OF FUTURE PERFORMANCE.

IKOS' quarterly operating results have fluctuated widely in the past and IKOS expects them to continue to fluctuate in the future as a result of a variety of factors, including the following:

* The timing of orders from customers, and the timing of shipments to customers, for IKOS' products varies. Many of IKOS' customers order on an as-needed basis and often delay issuance of firm purchase orders. As a result, quarterly revenue and operating results will depend on the volume and timing of orders that IKOS receives during the quarter, which are difficult to predict.

* IKOS has a historical pattern of concentrated shipments in the last few weeks of the quarter. This pattern is exacerbated by the fact that IKOS recognizes product revenue when orders are delivered and the earnings process is complete, rather than ratably over a term. This means that a failure to deliver product in a quarter and to obtain customer acceptance, if applicable,deprives such quarter of all of the revenue attributable to such order. Therefore the timing of an order, and whether it is delivered in one quarter or the next, can have a significant effect on the revenue recognized for such quarter. In addition, any concentration of sales at the end of the quarter may limit IKOS' ability to plan or adjust operating expenses and production and inventory levels. Consequently, if anticipated shipments in any quarter do not occur, expenditure levels could be disproportionately high, adversely affecting IKOS' operating results for that quarter.

*        IKOS must develop, introduce and ship new products on a timely basis.
         Any failure to meet expected customer ship dates results in deferred sales (such that IKOS recognizes revenue in a quarter later than expected) or the failure to make a sale to a particular customer altogether.

* IKOS competes with other emulation vendors, potentially resulting in lost or deferred sales.

* IKOS must obtain key components used in its products, including field programmable gate arrays, (FPGAs), at acceptable prices.

* IKOS' success depends upon the health of the electronics industry and its impact on capital expenditures by customers who design complex semiconductors.

For all of the reasons above, IKOS' quarterly operating results have in the past been and may in the future be different from the expectations of public market analysts and investors. Because IKOS' quarterly operating results fluctuate, IKOS believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and investors should not rely on them as indicators of future performance.

      A DOWNTURN IN THE ELECTRONICS INDUSTRY WILL HAVE A NEGATIVE IMPACT ON
                                IKOS' BUSINESS.

IKOS depends on the semiconductor industry, which is historically volatile, for sales of its emulation products. The electronics industry is driven by the semiconductor industry, which is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and margin pressures. These factors can adversely affect sales of IKOS' products. For example, IKOS believes that the electronics industry is currently in a downturn, which has tightened capital expenditure budgets of IKOS' customers and led to a deferral of purchasing decisions and a decrease in sales to such customers. In addition, since IKOS' products are used at the verification stage of new semiconductor designs, any decrease in design starts by semiconductor customers would result in lower demand for IKOS' products and could have an adverse effect on IKOS' results of operations.

         IKOS DEPENDS ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PART OF ITS REVENUES, THE LOSS OF ANY OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON IKOS' BUSINESS, RESULTS OF OPERATION AND FINANCIAL CONDITION.

During fiscal 2001, 2000 and 1999, sales to IKOS' top ten customers accounted for approximately 63%, 66% and 60%, respectively, of IKOS' net revenues. IKOS expects that sales of its products to a limited number of customers will continue to account for a high percentage of net revenues for the foreseeable future. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions in the electronics or EDA industries, would have an adverse effect on IKOS' results of operations.

         THE FAILURE TO CONTINUE TO GROW EMULATION PRODUCT REVENUES WOULD HAVE A MATERIAL ADVERSE EFFECT ON IKOS' BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Over the past several years IKOS' sales of simulation products have decreased and its sales of emulation products have increased. As a result, any failure to continue to grow its emulation revenues would have a material adverse effect on IKOS' business, financial condition and results of operations. Increased emulation sales depend on a number of factors, including:

*        continued increase in demand for complex integrated circuits;

* IKOS' ability to effectively integrate its emulation products with other vendors' IC design tools;

* the competitiveness of IKOS' emulation products against emulation products offered by IKOS' competitors, such as Cadence/Quickturn Design Systems, Inc. and IKOS' ability to win new customers for its emulation products; and

* the capital expenditure budgets of IKOS' customers, which are influenced by the financial condition of such customers and the overall market for semiconductor products.

Because the market for hardware verification products is evolving, IKOS cannot be certain that the market for its emulation solutions will continue to expand. Even if such market expands, IKOS cannot be certain that its products will achieve and maintain the market acceptance required to maintain revenue growth and profitability in the future.

         IKOS' RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED IF IKOS DOES NOT CONTINUE TO DEVELOP NEW PRODUCTS AND ENHANCE EXISTING ONES.

Over the past several years, the market for emulation products has evolved substantially, requiring that IKOS develop new, higher gate count emulation products in a timely manner. While IKOS continues to develop new emulation products based on IKOS' understanding of customer requirements, there can be no assurance that IKOS' new products, which require a substantial amount of time and resources to develop, will meet customer requirements. In addition, any delays in releasing new products can impact customer acceptance and sales. For instance, IKOS encountered several product related issues with the introduction of its second-generation emulation product, which in turn resulted in delays in releasing such product to its customers and severely impacted financial results for the second half of fiscal 1998. Any failure to meet customer deadlines or requirements could have a material adverse effect on IKOS' results of operations. From time to time, IKOS may announce new products or technologies that have the potential to replace IKOS' existing product offerings or cause customers to defer purchases of existing IKOS products. For example, IKOS believes that introduction of its Vstation 15M emulator product has adversely affected sales of its Vstation 5M product. These deferrals of customer purchasing decisions could adversely affect IKOS' results of operations for any particular quarter. Finally, successfully releasing new emulation products will require IKOS' successful implementation of new manufacturing processes, effective sales, marketing and customer service efforts and identifying and resolving product performance or quality issues at an early stage. If IKOS encounters delays or difficulties in developing new products or enhancing existing ones, its business, financial condition and results of operations could be materially and adversely affected.

         IKOS' DEPENDENCE ON FOREIGN SALES COULD ADVERSELY IMPACT IKOS' BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

IKOS' international sales, including export sales and foreign operation net revenues, accounted for approximately 26%, 34% and 37% of IKOS' net revenues in fiscal 2001, 2000 and 1999, respectively. While IKOS attempts to reduce the risk of fluctuation in exchange rates associated with international revenues by selling its products primarily denominated in U.S. dollars, conducting sales overseas entails numerous risks including regional or worldwide economic or political difficulties and changes in foreign currency exchange rates. For example, IKOS pays the expenses of its international operations in local currencies and has not engaged in hedging transactions with respect to such obligations. Any significant deterioration in foreign economies could have a material adverse effect on IKOS' sales in such countries. In addition, conducting business in international markets requires compliance with applicable laws and regulations, such as safety and telecommunication laws and regulations of foreign jurisdictions and import duties and quotas, as well as U.S. export control laws.

     IKOS' FAILURE TO COMPETE EFFECTIVELY WOULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The EDA industry is constantly evolving and is characterized by extremely rapid technological change in both hardware and software development, frequent new product introductions, evolving industry standards and changing customer requirements.

Many of these factors are outside of IKOS' control and there can be no assurance that IKOS will be able to compete effectively in the future. IKOS specifically targets its products at the emerging portion of the industry relating to complex designs. IKOS currently competes with traditional software verification methodologies, including product offerings sold by Quickturn Design Systems, a unit of Cadence Design Systems, Synopsys and Mentor Graphics. IKOS' main competition for the sale of emulation systems is Quickturn/Cadence and Mentor Graphics. IKOS expects competition in the market for verification tools to increase as other companies introduce new products and product enhancements. The risk of competition is exacerbated because of the long product lives and substantial expense of emulation products. In particular, if IKOS fails to make a sale to a customer, such customer is unlikely to seek a new emulation system for an extended period of time.

Many of IKOS' competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger installed customer bases than IKOS. In addition, many of these competitors and potential competitors have established relationships with current and potential IKOS customers and offer a broader and more comprehensive product line. Moreover, IKOS competes with a number of smaller companies, including Axis Systems, which can quickly gain market share. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect IKOS' business, financial condition and results of operations.

         ANY FAILURE TO OBTAIN SUFFICIENT QUANTITIES OF CRUCIAL COMPONENTS WILL ADVERSELY IMPACT IKOS' BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

IKOS uses certain key components in its products that are presently available from sole or limited sources. For example, IKOS' purchases FPGA's and other components of its verification systems from only two suppliers. IKOS generally purchases these components, including semiconductor memories used in IKOS' verification hardware, pursuant to purchase orders placed from time to time in the ordinary course of business. IKOS has no supply arrangements with any of its suppliers that require the suppliers to provide components in guaranteed quantities or at set prices. Moreover, the manufacture of these components can be extremely complex. IKOS' reliance on the suppliers of these components exposes IKOS to production difficulties and quality variations these suppliers may experience. The inability to develop alternative sources for these sole or limited source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect IKOS' operating results.

         ANY CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT AGAINST IKOS COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

From time to time IKOS has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although IKOS does not believe that its products infringe the proprietary rights of any third parties, third parties could assert, and have asserted, infringement or invalidity claims (or claims for indemnification resulting from infringement claims) against IKOS. Moreover, there are numerous patents in the EDA industry and new patents are being issued at a rapid rate. As a result, IKOS is exposed to increased risk of involvement in costly and time consuming patent infringement litigation, either as plaintiff or defendant. Adverse determinations in litigation could result in one or more of the following materially adverse effects:

*        IKOS could be forced to pay damages to a party claiming infringement;

*        IKOS could lose its proprietary rights;

*        IKOS could become subject to significant liabilities;

* an adverse judgment could require IKOS to seek licenses from third parties, and such licenses may not be available on terms acceptable to IKOS, if at all;

*        an adverse judgement could prevent IKOS from licensing its technology;
         and

* IKOS could be forced to redesign challenged technology, which, even if possible, could be time-consuming and costly.

Infringement of intellectual property claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm IKOS' business, operating results, and financial condition.

         A JUDGMENT ADVERSE TO IKOS IN ITS ONGOING LITIGATION WITH AXIS SYSTEMS, INC. COULD HARM IKOS' BUSINESS.

On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc. (Axis) in the United States District Court in the District of Delaware that alleges infringement by Axis of four patents relating to IKOS' Virtual Wires technology. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus its efforts and to simplify the issues for trial. IKOS is seeking both injunctive relief and monetary damages. On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California alleging infringement by IKOS of Axis' patent titled a "Simulation/ Emulation System and Method," U.S. Patent No 6,009,256. Axis is seeking both injunctive relief and monetary damages. In September 2001, the case was transferred to the Northern District of California. Trial is currently set for November 2002. IKOS believes Axis' claims are without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there is no assurance that IKOS will prevail in either case. A failure to prevail in either case could result in IKOS being required to redesign certain parts of its products or pay damages, which could adversely affect future sales. In addition, such a failure to prevail would allow Axis to continue to compete against IKOS.

Irrespective of the validity or the successful assertion of such claims, IKOS could incur significant costs and diversion of management efforts with respect to the defending the claims. Such efforts and costs could have a material adverse effect on IKOS' business, financial condition or results of operations. If any other claims or actions are asserted against IKOS, it may seek to obtain a license under a third party's intellectual property rights. IKOS cannot assure you, however, that under such circumstances, a license would be available under reasonable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 29, 2001, IKOS' investment portfolio consists of money market funds, corporate-backed debt obligations and mortgaged-backed government obligations generally due within one year. IKOS' primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with IKOS' investment policy, IKOS places investments with high credit quality issuers and limits the amount of credit exposure to any one issuer. These securities, which approximate $15,769,000 and have an average interest rate of approximately 3.20%, are subject to interest rate risks. However, based on the investment portfolio contents and the ability of IKOS to hold these investments until maturity, IKOS believes that if a significant change in interest rates were to occur, it would not have a material effect on IKOS' financial condition, although there can be no assurance of this.

In addition to its cash equivalents and short-term investments, IKOS enters into derivative financial instruments such as forward exchange contracts to limit the exposure to receivables denominated in Japanese yen against fluctuations in exchange rates until such receivables are collected. IKOS does not enter into forward foreign contracts for speculative or trading purposes. As of December 29, 2001, the amount of our forward contracts were immaterial. The quantification of exposure to the market risk associated with foreign financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated receivables.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

On February 9, 2001, IKOS filed a patent infringement complaint against Axis Systems, Inc., (Axis) in the United States District Court in the District of Delaware. The complaint alleges infringement by Axis of four patents relating to IKOS' Virtual Wires(TM) technology, which allows high resource utilization in FPGA-based emulators. In August 2001, IKOS withdrew one of the patents originally included in the lawsuit to focus IKOS' efforts and to simplify the issues for trial. On September 18, 2001, the Delaware Court ordered the case to be transferred to the Federal District Court, Northern District of California. Trial is currently set for November 2002. IKOS is seeking both injunctive relief and monetary damages. Discovery is still proceeding in the case and the final amount of damages sought by IKOS has not yet been determined.

On March 22, 2001, Axis filed a patent infringement complaint against IKOS in the United States District Court for the Northern District of California. The complaint alleges infringement by IKOS of Axis' patent titled "Simulation/Emulation System and Method," U.S. Patent No 6,009,256. Axis claims that this patent covers technology for a single system that provides simulation, acceleration, and emulation of complex electronic integrated circuit and system-on-chip designs. The complaint alleges that certain of IKOS' emulation products infringe on the patent. Axis is seeking both injunctive relief and monetary damages. IKOS believes the claim is without merit and intends to vigorously defend the action; however, such actions are currently in the discovery phase only and there can be no assurance that IKOS will prevail in either case. Furthermore, the amount of damages sought by Axis has not yet been determined. IKOS does not believe the outcome of this case will have a material adverse impact on future results of operations or cash flows.

On December 6, 2001, Mentor Graphics Corporation, an Oregon corporation ("Mentor") and Fresno Corporation, a Delaware corporation ("Fresno") filed a lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board, Synopsys, Inc. ("Synopsys") and Oak Merger Corporation ("Oak"), C.A. No. 19299. This lawsuit alleges, among other things, that the termination fee set forth in the Agreement and Plan of Merger and Reorganization by and among Synopsys, Oak Merger Corporation and IKOS dated July 2, 2001, as amended (the "Merger Agreement") is unreasonable, that certain operating restrictions and other conditions set forth in the Merger Agreement impose onerous restrictions on the authority of the IKOS Board to manage IKOS and that the no-shop provision set forth in the Merger Agreement insofar as it applies after IKOS stockholders approve the Merger Agreement is too onerous (See Note 8 for further details regarding the Merger). This lawsuit further alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and that Synopsys and Oak aided and abetted such breaches. This lawsuit seeks, among other things, injunctive and declaratory relief, including, an order enjoining the enforcement of the no-shop provisions and termination fee in the Merger Agreement, and unspecified damages. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

On December 7, 2001, Mentor and Fresno filed a lawsuit in the United States District Court for the District of Delaware against IKOS, Case No. 01-809. This lawsuit seeks an order and judgment from the Court declaring that the Offer and Tender Offer Statement on Schedule TO (the "Schedule TO") and Mentor's Schedule 13D are not in violation of the federal securities laws and that Mentor did not violate federal insider trading laws when it purchased from the open market shares of IKOS' stock beginning in July 2001 and when it made the Offer. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

On December 7, 2001, Sheldon Pittlemen, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19300. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement. It seeks injunctive relief and unspecified damages on behalf of all stockholders of IKOS. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

On December 10, 2001, Ernest Hack, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS, the IKOS Board and Synopsys, C.A. No. 19305 . While not identified as such in the caption of the complaint, the body of the complaint describes Mentor as a defendant. This lawsuit alleges that the members of IKOS' Board failed to properly consider and act upon the Offer. It also alleges that IKOS failed to solicit offers before entering the Merger Agreement. The lawsuit alleges that, as a result of these alleged failures, among other things, the members of IKOS' Board breached their fiduciary duties and that Synopsys aided and abetted such breaches. This lawsuit seeks injunctive relief and unspecified damages. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

On December 10, 2001, Robert Ferronte, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Court of Chancery of the State of Delaware against IKOS and the IKOS Board, C.A. No. 19307. This lawsuit generally alleges, among other things, that the members of the IKOS Board breached their fiduciary duties by allegedly failing to fully inform themselves about Mentor's interest in acquiring IKOS. The complaint further alleges that IKOS' poison pill permits the IKOS Board to manipulate IKOS to the detriment of IKOS' stockholders and to perpetuate its control over IKOS' business and operations. The lawsuit seeks injunctive relief. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

On December 14, 2001, Scott Petler, an alleged stockholder of IKOS, filed an alleged class action lawsuit in the Santa Clara County, California Superior Court, Case No. CV 803814, against IKOS, the members of IKOS' Board of Directors, Synopsys and Dr. Aart de Geus, Chairman and CEO of Synopsys. This lawsuit generally alleges that the members of the IKOS Board breached their fiduciary duties in connection with the Merger Agreement and in its response to the Offer. The lawsuit further alleges that Synopsys and Dr. de Geus aided and abetted the alleged breach of fiduciary duties. The lawsuit seeks injunctive relief and an order rescinding the Merger Agreement. IKOS believes that this lawsuit is without merit and intends to contest it vigorously.

ITEMS 2 - 5        Not applicable

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K


(a) INDEX TO EXHIBITS

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------
         2.1      Agreement and Plan of Reorganization among IKOS, VMW
                  Acquisition Corporation and VMW dated May 14, 1996
                  (Incorporated by reference to Exhibit 2.1 of IKOS'
                  registration statement on Form S-3 filed on June 26, 1996).

         2.2 Technology Purchase Agreement dated May 12, 1998 by and between IKOS and Interra, Inc. (Incorporated by reference to Exhibit 2.1 of IKOS' Current Report on Form 8-K filed May 20,
                  1998).

         2.3 Agreement and Plan of Merger and Reorganization by and among Synopsys, Inc., Oak Merger Corporation and IKOS Systems, Inc.
                  dated as of July 2, 2001, as amended August 1, 2001(
                  Incorporated by reference to Exhibit 2.3 of IKOS' Report on Form 10-Q filed August 14, 2001)

         3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of IKOS' registration statement on Form S-1 effective July 25, 1990).

         3.2      Certificate of Amendment of Certificate of Incorporation filed
                  May 5, 1994 (Incorporated by reference to Exhibit 4.2 of IKOS' registration statement on Form S-2 effective October 12,
                  1995).

         3.3      Certificate of Amendment of Certificate of Incorporation filed
                  April 24, 1995 (Incorporated by reference to Exhibit 4.1 of
                  IKOS' registration statement on Form S-2 effective October 12,
                  1995).

         3.4      Certificate of Amendment of Certificate of Incorporation filed
                  February 3, 1997 (Incorporated by reference to Exhibit 3.4 of
                  IKOS' quarterly report on Form 10-Q filed on May 12, 1997).

         3.5 By laws (Incorporated by reference to Exhibit 3.2 of IKOS' registration statement on Form S-1 effective July 25, 1990).

         3.6      Amendment to Bylaws (incorporated by reference to Exhibit 7 to
                  IKOS' Form 8-A12G/A filed on February 3, 1999).

         4.1      Rights Agreement dated as of January 27, 1992 between IKOS and
                  Manufacturers Hanover Trust Company of California, Rights
                  Agent. (Incorporated by reference to Exhibit (C)1, in IKOS' report on Form 8-K filed February 10, 1992).

         4.2      IKOS' Amended and Restated Rights Plan by and between IKOS and
                  Bank of Boston NA dated January 22, 1999 (Incorporated by reference to Exhibit 1 of IKOS' report on Form 8-K/A filed
                  February 3, 1999).

         4.3 Amendment No. 1 to Amended and Restated Rights Plan by and between IKOS and Bank of Boston NA dated July 2, 2001
                  (Incorporated by reference to Exhibit 4.2 of IKOS' Form 8-K /A filed on August 9, 2001.

         10.1     Form of Director and Officer Indemnity Agreement.
                  (Incorporated by reference to Exhibit 10.6 of IKOS' registration statement on Form S-1 effective July 25, 1990).

         10.2     1988 Stock Option Plan. (Incorporated by reference to Exhibit
                  10.14 of IKOS' registration statement on Form S-1 effective
                  July 25, 1990).

         10.3     OEM Software License Agreement between CAD Language Systems,
                  Inc. and IKOS Systems, Inc. dated June 22, 1989 and amendment dated September 1991 (Incorporated by reference to Exhibit
                  10.18 of IKOS' Annual Report for the year ended September 28,
                  1991).

         10.4 Software License Agreement with Compass Design Automation dated December 31, 1993 (Incorporated by reference to Exhibit
                  10.17 of IKOS' quarterly report on Form 10-Q for the quarter ended January 1, 1994).

         10.5     Agreement dated June 2, 1994, by and between IKOS and Gerald
                  S. Casilli (Incorporated by reference to Exhibit 10.17 of
                  IKOS' quarterly report on Form 10-Q for the quarter ended July
                  2, 1994).

       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------
         10.6     Agreement dated June 2, 1994, by and between IKOS and Daniel
                  R. Hafeman (Incorporated by reference to Exhibit 10.19 of
                  IKOS' quarterly report on Form 10-Q for the quarter ended July
                  2, 1994).

         10.7     Agreement dated June 2, 1994, by and between IKOS and Ramon A.
                  Nunez (Incorporated by reference to Exhibit 10.22 of IKOS' quarterly report on Form 10-Q for the quarter ended July 2,
                  1994).

         10.8     Agreement dated June 2, 1994, by and between IKOS and Joseph
                  W. Rockom (Incorporated by reference to Exhibit 10.23 of IKOS' quarterly report on Form 10-Q for the quarter ended July 2,
                  1994).

         10.9 IKOS' 1995 Outside Directors Stock Option Plan (Incorporated by reference to Exhibit 10.22 of IKOS' registration statement on Form S-2 effective October 12, 1995).

         10.10 Amendment to OEM Agreement for the acquisition of certain software technology, by and between Compass Design Automation, Inc. and IKOS dated December 27, 1995 (Incorporated by reference to Exhibit 10.20 of IKOS' quarterly report on Form
                  10-Q filed on February 12, 1996).

         10.11 Amended and Restated Employment Agreement dated August 1, 1995 by and between IKOS and Ramon Nunez (Incorporated by reference to Exhibit 10.21 of IKOS' quarterly report on Form 10-Q filed on February 12, 1996).

         10.12    Patent License Agreement dated December 22, 1993 between
                  Massachusetts Institute of Technology and IKOS (Incorporated by reference to Exhibit 10.20 of IKOS' quarterly report on Form 10-Q filed on August 13, 1996). Confidential treatment has be granted as to certain portions of this Exhibit.

         10.13 IKOS' 1995 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 of IKOS' Quarterly Report on Form
                  10-Q filed on May 11, 1998).

         10.14    IKOS' 1996 Employee Stock Purchase Plan, as amended
                  (Incorporated by reference to Exhibit 10.22 of IKOS' Quarterly
                  Report on Form 10-Q filed on May 11, 1998).

         10.15    Agreement dated April 11, 1997, by and between IKOS and Robert
                  Hum (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by IKOS on August 16,
                  1999).

         10.16    Agreement dated February 2, 1999, by and between IKOS and
                  Thomas N. Gardner (Incorporated by reference to Exhibit 10.25 of IKOS' quarterly report on Form 10-Q filed on August 16,
                  1999).

         10.17    Agreement dated February 3, 1999, by and between IKOS and
                  Nader Fathi (Incorporated by reference to Exhibit 10.26 of
                  IKOS' quarterly report on Form 10-Q filed on August 16, 1999).

         10.18    Revolving Credit and Security Agreement dated as of March 31,
                  2000 by and between IKOS Systems, Inc. and Comerica Bank --
                  California. (Incorporated by reference to Exhibit 10.27 of IKOS' quarterly report on Form 10-Q filed on August 14, 2000).

         10.19    Lease Agreement for IKOS' principal facility dated January 14,
                  2000, by and between IKOS and Pepper Lane -- Great Oaks, LLC.
                  (Incorporated by reference to Exhibit 10.28 of IKOS' Annual
                  Report on Form 10-K filed on December 21, 2000).

         10.20 Lease Agreement for IKOS' Waltham Research and Development facility dated July 28, 2000 by and between IKOS and LGP
                  Limited Partnership. (Incorporated by reference to Exhibit
                  10.28 of IKOS' Annual Report on Form 10-K filed on December
                  21, 2000).

         10.21    Modification to Revolving Credit and Security Agreement dated
                  March 27, 2001 by and between IKOS Systems, Inc. Comerica
                  Bank. (Incorporated by reference to Exhibit 10.21 of IKOS quarterly report on Form 10-Q filed on August 14, 2001).

         10.22 Amendment Number One to Agreement dated February 2, 1999 by and between IKOS and Thomas N. Gardner, dated June 26, 2001
                  (Incorporated by reference to Exhibit 10.22 of IKOS' Annual
                  Report on Form 10-K filed on December 28, 2001).

         10.23    Amendment Number One to Agreement dated June 2, 1994 between
                  IKOS Systems, Inc. and Dan Hafeman, dated June 26, 2001
                  (Incorporated by reference to Exhibit 10.23 of IKOS' Annual
                  Report on Form 10-K filed on December 28, 2001).

         10.24    Amendment Number One to Agreement dated June 2, 1994 between
                  IKOS Systems, Inc. and Ramon Nunez, dated June 26, 2001
                  (Incorporated by reference to Exhibit 10.24 of IKOS' Annual
                  Report on Form 10-K filed on December 28, 2001).

         10.25    Amendment Number One to Agreement dated June 2, 1994 between
                  IKOS Systems, Inc. and Joseph Rockom, dated June 26, 2001
                  (Incorporated by reference to Exhibit 10.25 of IKOS' Annual
                  Report on Form 10-K filed on December 28, 2001).

         10.26 Amendment Number One to Agreement dated February 3, 1999 between IKOS Systems, Inc. and Nader Fathi, dated June 26,
                  2001 (Incorporated by reference to Exhibit 10.26 of IKOS'
                  Annual Report on Form 10-K filed on December 28, 2001).

         10.27    First Amendment and Settlement Agreement effective October 1,
                  2001 by and between IKOS Systems, Inc. and Massachusetts
                  Institute of Technology. (Incorporated by reference to Exhibit
                  10.27 of IKOS' Annual Report on Form 10-K filed on December
                  28, 2001).

(b) REPORTS ON FORM 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   IKOS SYSTEMS, INC.
   ------------------

                                               Registrant

Date: February 12, 2001                         /s/ Joseph W. Rockom
                                               ---------------------------------
                                               (JOSEPH W. ROCKOM CFO)
                                               Principal Financial Officer,
                                               Duly Authorized Officer